Form 10-Q
period 1995-09-30
ATLANTIC CITY BOARDWALK ASSOCIATES LP
filed 1995-11-14
CIK 730408

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

                                      FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1995 Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________________ to_________________


                          Commission file number   33-27399


                       ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

_____________________________________________________________________________
              (Exact name of registrant as specified in its charter)



             New Jersey                              22-2469174
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


       Indiana Avenue & the Boardwalk, Atlantic City, New Jersey   08401
_____________________________________________________________________________
                (Address of principal executive offices)         (Zip Code)


                                   (609) 340-3400
_____________________________________________________________________________
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [X]    No [ ]




                         ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                                       INDEX


PART I                  FINANCIAL INFORMATION                       Page No.

        Item 1.   Financial Statements

                  Introductory Note to Financial Statements            2

                  Balance Sheets As of September 30, 1995 and
                  December 31, 1994                                    3

                  Statements of Operations For the Three-Month
                  and Nine-Month Periods Ended September 30, 1995
                  and 1994                                              4

                  Statements of Changes in Partners' Capital
                  Accounts (Deficit) For the Nine Months Ended
                  September 30, 1995 and the Year Ended
                  December 31, 1994                                      5

                  Statements of Cash Flows For the Nine Months Ended
                  September 30, 1995 and 1994                            6

                  Notes to Financial Statements                          7-8

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          9 -10

PART II                             OTHER INFORMATION

        Items 1-5 No information is provided as the answers to Items 1 through 5 are inapplicable.

        Item 6    Exhibits and reports on Form 8-K                       10




                                      PART I

Item 1.  Financial Statements

Introductory Note to Financial Statements

The accompanying financial statements have been prepared by Atlantic City Boardwalk Associates, L.P. ("Partnership") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of September 30, 1995 and December 31, 1994, the results of operations for the three and nine months ended September 30, 1995 and 1994, and the cash flows for the nine months ended September 30, 1995 and 1994.

Although management believes that the disclosures included herein are adequate to make the information contained herein not misleading, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles are omitted herein and are incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission.




                   ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                 Balance Sheets
                As of September 30, 1995 and December 31, 1994


                                            (Unaudited)
          Assets                               1995          1994
Current assets:
  Cash and cash equivalents                 $1,466,000   1,664,000
  Rent due from New Claridge                   211,000     206,000
  Interest receivable from partners             51,000      26,000
  Prepaid expenses                             457,000     248,000
  Other assets                                 246,000     170,000
                                             _________   _________
       Total current assets                  2,431,000   2,314,000
                                           ___________ ___________
Hotel Assets                               179,830,000 177,682,000
Less:  Accumulated depreciation and         92,420,000  87,541,000
       amortization                        ___________ ___________

       Net Hotel Assets                     87,410,000  90,141,000
                                            __________  __________
Note receivable from New Claridge,
  including accrued interest of
  $2,718,000 and $2,394,000 in 1995
  and 1994, respectively                     6,318,000   5,994,000
Deferred rent from New Claridge             40,433,000  41,454,000
Intangibles, net of accumulated
amortization of $3,494,000 and
$3,399,000 in 1995 and 1994,
respectively                                   311,000     406,000
                                           ___________ ___________
                                          $136,903,000 140,309,000
                                          ============ ===========

                Liabilities and Partners' Capital Accounts

Current liabilities:
  Accounts payable                            $1,587,000   1,190,000
  Accrued interest due New Claridge            1,296,000   1,384,000
  Current portion of long-term debt due
  principally to New Claridge                 13,607,000  12,055,000
                                              __________  __________
       Total current liabilities              16,490,000  14,629,000
                                              __________  __________
Long-term debt due principally to New
Claridge, including accrued interest of
$20,000,000 in 1995 and 1994                 106,917,000 114,268,000
                                             ___________ ___________
Partners' capital accounts (deficit):
  New general partners                            51,000      30,000
  Former general partners                        140,000     127,000
  Special limited partners                      (241,000)   (261,000)
  Investor limited partners                   13,546,000  11,516,000
                                              __________  __________
     Total partners' capital accounts         13,496,000  11,412,000

Commitments and contingencies               ___________   ___________
                                           $136,903,000   140,309,000
                                            ===========   ===========

               See accompanying notes to financial statements.


                       ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                Statements of Operations
                                        (Unaudited)


                               Three Months Ended      Nine Months Ended
                                 September 30,           September 30,
                               1995          1994      1995         1994
Revenues:
Rent from New Claridge
  for the lease of Hotel
  Assets                    $ 9,543,000  9,345,000  28,829,000  27,613,000
Interest from New Claridge      108,000    108,000     324,000     324,000
Interest from Special
  Limited Partners                9,000      9,000      27,000      27,000
Investment                       32,000     21,000      98,000      57,000
Other                               -       10,000         -        10,000
                              _________  _________  __________  __________
                              9,692,000  9,493,000  29,278,000  28,031,000
                              _________  _________  __________  __________
Expenses:
Cost of maintaining and
   repairing Hotel Assets,
   paid to New Claridge        2,968,000  2,900,000   8,720,000   8,415,000
Interest, principally on
   mortgages to New Claridge   4,167,000  4,536,000  12,918,000  13,446,000
General and administrative       104,000     97,000     462,000     590,000
General Partners' management
   fee                            33,000     33,000      98,000      98,000
Depreciation and amortization  1,671,000  1,599,000   4,996,000   4,526,000
                               _________  _________  __________  __________
                               8,943,000  9,165,000  27,194,000  27,075,000
                               _________  _________  __________  __________
Net income                   $   749,000    328,000   2,084,000     956,000
                               =========  =========   =========  ==========
Net income per limited
partnership unit (450 units
outstanding at the end of
each period)                 $     1,636        718       4,556       2,091
                              ==========   ========    ========   =========


                  See accompanying notes to financial statements.





                      ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

           Statements of Changes in Partners' Capital Accounts (Deficit)

                    For the Nine Months Ended September 30, 1995
                         and the Year Ended December 31, 1994


                                            Special    Special    Investor    Investor    Totals
                        New       Former    Limited    Limited    Limited     Limited     Partners'
                      General     General   Partners   Partners   Partners    Partners    Capital
                      Partners    Partners  Class A    Class  B   Class A     Class B     Accounts

Partners' Capital
Accounts (Deficit)
December 31, 1993      $12,000    116,000   (18,000)   (260,000)  2,380,000   7,400,000   9,630,000

Net income              18,000     11,000     1,000      16,000     426,000   1,310,000   1,782,000
                        ______    _______    _______    ________   ________   _________   _________
Partners' Capital
Accounts (Deficit)
December 31, 1994       30,000    127,000   (17,000)   (244,000)  2,806,000   8,710,000  11,412,000

Net income
(unaudited)             21,000     13,000     1,000      19,000     498,000   1,532,000   2,084,000
                        ______    _______    ______     _______   _________   _________  __________
Partners' Capital
Accounts (Deficit),
September 30, 1995
(unaudited)            $51,000    140,000   (16,000)   (225,000)  3,304,000   10,242,000 13,496,000
                        ======    =======   ========   =========  =========   ========== ==========


                       See accompanying notes to financial statements.








                     ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                            Statements of Cash Flows
                                   (Unaudited)

             For the Nine Months Ended September 30, 1995 and 1994

                                                       1995            1994
Cash flows from operating activities:
  Net income                                         $2,084,000       956,000
     Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                 4,996,000     4,526,000
        Accretion of discount on mortgage note          863,000       850,000
        Loss on disposal of assets                       47,000       172,000
        Deferred rent                                 1,021,000     1,424,000
        Deferred interest on receivable from
          New Claridge                                 (324,000)     (324,000)

Change in current assets andliabilities:
          (Increase) in rent due from New Claridge,
            interest receivable from partners,
            prepaid expenses and other assets           (315,000)    (213,000)
          Increase in accounts payable and
            accrued interest due New Claridge            309,000      129,000
                                                        ________    _________
            Net cash provided by operating activities  8,681,000    7,520,000
                                                       _________    _________
Cash flows from investing activities:
     Purchase of Hotel Assets                         (1,682,000)   (9,118,000)
     Proceeds from sale of Hotel Assets                   22,000        10,000
                                                      __________   ___________
           Net cash used in investing activities      (1,660,000)  (9,108,000)
                                                      ___________  ___________
Cash flows from financing activities:
  Proceeds of borrowings from New Claridge              1,983,000    9,240,000
  Principal payments of debt, principally to
  New Claridge                                         (9,202,000)  (7,784,000)
                                                       ___________  ___________
            Net cash (used in) provided by
            financing activities                       (7,219,000)   1,456,000
                                                       ___________   _________

Net decrease in cash and cash equivalents                (198,000)    (132,000)
Cash and cash equivalents, beginning of period          1,664,000    1,481,000
                                                        _________    _________
Cash and cash equivalents, end of period               $1,466,000    1,349,000
                                                        =========    =========
Supplemental cash flow information:
  Interest paid                                       $12,466,000   12,775,000
                                                       ==========   ==========
Supplemental noncash investing and financing
activities:
   Capital lease obligation incurred to
   acquire Hotel Asset                                $   557,000         -
                                                       ==========    =========
  Trade-in value on purchase of Hotel Assets          $      -          68,000
                                                       ==========    =========


            See accompanying notes to financial statements.


             ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                  NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)




(1)  The Partnership

     Atlantic City Boardwalk Associates, L.P. ("Partnership") was formed on October 31, 1983 to acquire the buildings, parking facility and non-gaming depreciable, tangible property (collectively, "Hotel Assets") of The Claridge Hotel and Casino ("Claridge") located in Atlantic City, New Jersey; to hold a leasehold interest in the land on which the Claridge is located ("Land"), which Land was subsequently acquired by the Partnership as part of a financial restructuring ("Restructuring Agreement"); and to engage in activities related or incidental thereto. The Partnership leases the Land and Hotel Assets to The Claridge at Park Place, Incorporated ("New Claridge"), a wholly-owned subsidiary of The Claridge Hotel and Casino Corporation ("Corporation"), under operating leases.

(2)  Financial Condition of the Partnership and New Claridge

     The ability of the Partnership to fulfill its obligations is dependent upon the ability of New Claridge to pay rental payments when due. Accordingly, the financial stability of the Partnership is dependent upon the financial condition of New Claridge.

     On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes due in 2002, bearing interest at 11 3/4%. A portion of the net proceeds of $82.2 million, after deducting fees and expenses, was used to repay in full the Corporation's outstanding debt under the loan agreement with its bank lenders ("Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line. The Notes come due on February 1, 2002. Interest on the Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 1994. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's revolving credit line arrangement was terminated.

     The Corporation had a net loss of $166,000 for the nine months ended September 30, 1995 compared to a net loss of $4,456,000 for the same period in 1994. The net loss in 1995 is due primarily to increased interest expense with regard to the $85 million of Notes discussed above. The net loss incurred in 1994 is due to many factors. During 1994, revenues were adversely affected by severe snow and ice storms experienced throughout the Northeastern United States. New Claridge's dependency on customers arriving by bus, its focus on the New York and Northern New Jersey markets as well as its lack of a covered self-parking facility contributed to the reduced revenues. New Claridge also experienced a decline in slot revenues as well as an increase in operating expenses. The decline in slot revenues was due in part to a reduction in the number of slot machines available to patrons during June 1994, as a result of the movement of these machines into the newly-constructed expansion of the casino floor space. New Claridge incurred additional operating costs associated with the direct marketing programs related to the new casino expansion. Additional interest expense was also incurred as a result of the offering of the $85 million of Notes discussed above.

     The ownership and operation of casino-hotel facilities in Atlantic City are subject to extensive state regulation under the Casino Control Act under the direction of the New Jersey Casino Control Commission ("Commission"). The Casino Control Act provides that various categories of entities must hold appropriate casino licenses. The Partnership currently operates under a three-year casino service industry license effective October 31, 1992, while New Claridge operates under a four-year casino operator's license effective September 30, 1995. As of September 30, 1995 the Partnership had applied with the Commission for license renewal. The general partners do not anticipate any problems renewing the Partnership's license.


(3)  Contingencies

     The Restructuring Agreement provides for Del Webb Corporation ("Webb") to retain an interest equal to $20 million plus interest from December 1, 1988 at the rate of 15% per annum compounded quarterly ("Contingent Payment") in any proceeds ultimately recovered from the operations and/or the sale or refinancing of the Claridge facility in excess of the First Mortgage loan and other liabilities. To give effect to this Contingent Payment, the Corporation and the Partnership agreed not to make any distributions to the holders of their equity securities, whether derived from operations or from sale or refinancing proceeds, until Webb had received the Contingent Payment.

     On April 2, 1990, Webb transferred its interest in the Contingent Payment to an irrevocable trust for the benefit of the United Way of Arizona. The Corporation is currently negotiating to purchase the Contingent Payment, for less than face value, from the trustee for the United Way of Arizona. As of September 30, 1995 accrued interest amounts to approximately $34.7 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 1995 as Compared to the Three-Month and Nine-Month Periods Ended September 30, 1994

Rental income for the three months ended September 30, 1995 increased $198,000 as compared to the three months ended September 30, 1994, and $1,216,000 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. New Claridge pays as additional rent, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements ("FF&E"). As a result of the 1994 casino expansion at the Claridge, the Partnership's debt service relating to FF&E was higher in 1995 than in 1994, resulting in increased rents in 1995.

The Partnership has an agreement with New Claridge whereby New Claridge provides facility and maintenance and engineering services for the Claridge. The agreement calls for the reimbursement of the actual facilities and maintenance costs incurred on the Partnership's behalf. The cost of maintaining and repairing Hotel Assets increased $68,000 and $305,000, respectively, during the three- and nine-month periods ended September 30, 1995 as compared to the same periods in 1994. These increases are due to an increase in New Claridge's maintenance and engineering salaries and wages and payroll related expenses as well as a general increase in the cost of maintaining the building due to the 1994 expansion.

General and administrative expenses for the three months ended September 30, 1995 increased $7,000 as compared to the three months ended September 30, 1994. This increase is due to an increase in director's and officer's liability insurance premium. During the nine months ended September 30, 1995 general and administrative expenses decreased $135,000 as compared to the same period in 1994. During both of these periods a loss on the disposal of assets was recorded and included in general and administrative expenses. The Partnership incurred a $172,000 loss on the disposal of assets during 1994 as compared to a $47,000 loss during 1995, explaining the decreased expense for the nine months ending September 30, 1995 as compared to the same period in 1994.

Liquidity and Capital Resources

Current lease payments from New Claridge are sufficient to pay the Partnership's debt service and operating expenses. As part of the Restructuring Agreement, rental payments in excess of monthly cash flow requirements are deferred or abated so that excess cash does not accumulate in the Partnership. At the Closing of the restructuring the Partnership loaned New Claridge $3.6 million. The note, including interest, along with those rentals deferred under the amendment to the operating leases, will be repaid to the Partnership upon (i) the sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place.

Per the terms of an amendment to the Operating Lease Agreement executed as of August 1, 1991, during the years 1991 to 1998 contractual rents in excess of debt service and Partnership expenses can be abated up to $38,820,000 in the aggregate but not in excess of $10,000,000 in any one calendar year. Prior to this amendment, scheduled rents totaling $39,820,000 were to be abated beginning in 1992 through the end of 1999. Cumulative abated rents as of September 30, 1995 total approximately $26,950,000, leaving $11,870,000 still to be abated in the future. The amount which will be abated in future periods cannot be determined until the Partnership incurs expenses and debt service in those periods.

The Partnership funds the purchase of additional Hotel Assets by borrowing funds, at a 14% interest rate, from New Claridge. The ensuing notes are secured under the Expandable Wraparound Mortgage up to $25 million. Principal and interest on these notes are then reimbursed to the Partnership through additional rentals from New Claridge. Under the Operating Lease, New Claridge is required to reimburse the Partnership for all taxes, assessments, insurance and general and administrative costs of the Partnership.

The ability of the Partnership to continue to fulfill its obligations is dependent upon the ability of New Claridge to continue to make rental payments when due. On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes due in 2002, bearing interest at 11 3/4%. A portion of the net proceeds of $82.2 million, after deducting fees and expenses, was used to repay in full the Corporation's outstanding debt under the Loan Agreement, including the outstanding balance of the Corporation's revolving credit line. The Notes come due on February 1, 2002. Interest on the Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 1994. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's revolving credit line arrangement was terminated.

The ownership and operation of casino-hotel facilities in Atlantic City are subject to extensive state regulation under the Casino Control Act under the direction of the New Jersey Casino Control Commission. The Casino Control Act provides that various categories of entities must hold appropriate casino licenses. The Partnership currently operates under a three-year casino service industry license effective October 31, 1992, while New Claridge operates under a four-year casino operator's license effective September 30, 1995. As of September 30, 1995 the Partnership had applied with the Commission for license renewal. The general partners do not anticipate any problems renewing the Partnership's license.

The Partnership had a working capital deficiency of approximately $14,059,000 as of September 30, 1995 and $12,315,000 as of December
31, 1994. The working capital deficiency primarily results from the consummation of the Restructuring Agreement. As part of the restructuring, the Partnership's cash flow was reduced to an amount no greater than what the Partnership needs to pay Partnership expenses, including debt service. Thus, so long as the Claridge is financially viable and continues to make all payments under the operating leases, the Partnership expects to be able to pay its current liabilities.

PART II

Item 6. Exhibits and reports on Form 8-K

        (a)  Not applicable.
        (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Atlantic City Boardwalk Associates, L.P.
                                             Registrant





Date       November 13, 1995
                                /s/  Anthony C. Atchley
                                by  Anthony C. Atchley, General Partner



Date       November 13, 1995

                                /s/  Gerald C. Heetland
                                by  Gerald C. Heetland, General Partner



Date       November 13, 1995    /s/  Anthony C. Atchley
                                by  AC Boardwalk Partners Corporation,
                                General Partner
                                by  Anthony C. Atchley, President