Form 10-K
period 1995-12-31
ATLANTIC CITY BOARDWALK ASSOCIATES LP
filed 1996-04-01
CIK 730408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934  [Fee Required]
        For the fiscal year ended              December 31, 1995
                                  ----------------------------------------------

                                                         or

[     ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934  [No Fee Required]
        For the transition period from                 to
                                       --------------      ------------------

                         Commission file number 33-27399

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 New Jersey                              22-2469174
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

Indiana Avenue & the Boardwalk, Atlantic City, New Jersey          08401
        (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code             (609) 340-3400
                                                              ------------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     All issued and outstanding partnership units of the Partnership have been offered and sold in reliance on exemptions from the registration requirements of the Securities Act of 1933 as amended. Therefore, there is no established trading market for any class of partnership units of the Partnership. The Partnership did, in 1989, jointly with the Claridge Hotel and Casino Corporation ("Corporation") and Del Webb Corporation ("Webb"), register certain Contingent Payment Units. As stated in the Prospectus dated May 5, 1989, the Contingent
Payment Rights may or may not be securities. None of the Partnership, the Corporation or Webb has admitted that the Contingent Payment Rights are securities or that any of them is the issuer of any such securities.

     Registrant's Partnership Units outstanding on December 31, 1995 was 450 units.



                                     PART I

Item 1.       Business.


General Development of the Business

Atlantic City Boardwalk Associates, L.P. ("Partnership") was formed on October 31, 1983 to acquire the buildings, parking facility and non-gaming depreciable, tangible property ("Hotel Assets") of The Claridge Hotel and Casino ("Claridge") located in Atlantic City, New Jersey; to hold a leasehold interest in the land on which the Claridge is located; and to engage in activities related or incidental thereto. On June 16, 1989, as part of a financial restructuring ("Restructuring Agreement"), the Partnership acquired all of the rights to the land underlying the Hotel Assets, the air rights and related easement. The Partnership's principal business is to lease the Hotel Assets, land and air rights to The Claridge at Park Place, Incorporated ("New Claridge"), a wholly-owned subsidiary of The Claridge Hotel and Casino Corporation ("Corporation"), under operating leases. All revenues of the Partnership, other than immaterial investment income, are derived from those leases.

The Partnership maintains offices at The Claridge Hotel and Casino, Indiana Avenue and the Boardwalk, Atlantic City, New Jersey 08401, telephone number
(609) 340-3400; and at 2880 West Meade Avenue, Suite 204, Las Vegas, Nevada 89102, telephone number (702) 253-7662.


New Claridge's Corporate Structure

In 1983, New Claridge acquired the Claridge's casino license and its gaming equipment (collectively, "Casino Assets") from Del E. Webb New Jersey, Inc. ("DEWNJ"), a wholly-owned subsidiary of Del Webb Corporation ("Webb"); leased the Hotel Assets and subleased the land on which the Claridge is located from the Partnership; and assumed certain liabilities related to the acquired assets. In connection with those transactions, the Partnership granted the Expandable Wraparound Mortgage (defined below) to New Claridge. These transactions were entered into in connection with the private placement of equity interests in the Partnership and the Corporation. Following the 1983 transactions, Webb and its affiliates retained significant interest in the Claridge. The common stock of the Corporation and the limited partnership interests of the Partnership were sold together in a private placement as units, and because there has been relatively little trading in the stock or partnership interest, there is a substantial similarity between the equity ownership of the Corporation and the Partnership. Although the Partnership and the Corporation are independent entities, approximately 93% of the Corporation's common stock is owned by persons who also own limited partnership interests in the Partnership. The Partnership does not currently engage in any significant business activities other than those relating to the Claridge.

In October 1988, the Partnership, the Corporation and New Claridge entered into the Restructuring Agreement. The restructuring, which was consummated in June 1989 (the "Closing"), resulted in (i) a reorganization of the ownership interest in the Claridge; (ii) modifications of the rights and obligations of certain lenders; (iii) satisfaction and termination of the obligations and commitments of Webb and DEWNJ under the original structure; (iv) modifications of the lease agreements between New Claridge and the Partnership; and (v) the forgiveness by Webb of substantial indebtedness.

On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes ("Notes") due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets and the underlying land, (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge, and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage (described below), and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 1994.

The net proceeds of the Notes, totaling $82.2 million net of fees and expenses, were used or will be used as follows: (i) to repay in full on January 31, 1994, the Corporation's outstanding debt under the Revolving Credit and Term Loan Agreement ("Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by the First Mortgage;
(ii) to expand New Claridge's casino capacity by 12,000 square feet in 1994, including the addition of approximately 500 slot machines and the relocation of two restaurants and their related kitchens; (iii) to purchase property in 1995 and construct on that property a self-parking garage, which is expected to open in mid-1996; (iv) the possible purchase of the Contingent Payment (described below) granted in 1989 and now held in a trust for the Valley of the Sun United Way; and (v) the potential expansion of the Corporation's activities into emerging gaming markets.

The  current   relationships  and  agreements   between  the  Partnership,   the
Corporation and New Claridge are described below:


     Property Ownership and Related Leases and Mortgage

     The Casino Assets are owned by New Claridge. The Hotel Assets, land and air rights are owned by the Partnership and leased by the Partnership to New Claridge. The lease obligations are set forth in an operating lease ("Operating Lease"), originally entered into on October 31, 1983, and an expansion operating lease ("Expansion Operating Lease"), covering additions to the Claridge made in 1986.


         Operating Lease

         New Claridge leases from the Partnership the Hotel Assets and the land on which the Claridge is located for an initial term of 15 years with three 10-year renewal options. Basic annual rent during the initial term of the Operating Lease in equal monthly installments was $37,080,000 in 1993, $38,055,000 in 1994, $39,030,000 in 1995 and
         escalates yearly thereafter up to $41,775,000 in 1997 and $32,531,000 for the nine month period ending September 30, 1998. If the terms of the lease are extended, basic rent will be calculated pursuant to a formula, with such rent not to be more than $29,500,000 nor less than $24,000,000 in the lease year October 1, 1998 through September 30, 1999, and not to be greater than 10% more than the basic rent for the preceding lease year in each lease year thereafter. Under the terms of the Operating Lease, New Claridge has an option to purchase, on September 30, 1998 and, if it renews the Operating Lease, on September 30, 2003, the Hotel Assets and the underlying land for their fair market value at the time the option is exercised.

         New Claridge is also required to pay, as additional rent, certain taxes, insurance and other charges relating to the occupancy of the land and Hotel Assets, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements (collectively, "FF&E Replacements") and certain general and administrative costs of the Partnership. The Partnership is required during the entire term of the Operating Lease to provide New Claridge with FF&E Replacements and, until September 30, 1998, is required to provide facility maintenance and engineering services to New Claridge. New Claridge is obligated to lend the Partnership any amounts necessary to fund the cost of FF&E Replacements, and if the Partnership's cash flow, after allowance for certain distributions, is insufficient to provide the facility maintenance and engineering services required of it, New Claridge is also required to lend the Partnership such necessary funds (collectively, "FF&E Notes"). The FF&E Notes are secured under the Expandable Wraparound Mortgage (see discussion below), and are payable as follows. Generally, one half of the principal is due in 48 months and the remainder is due 60 months from the issue date of the individual notes, with the following exception. As required by the offering of $85 million of Notes on January 31, 1994, $8 million was used to finance internal improvements at the Claridge. In connection therewith, the Expandable Wraparound Mortgage as well as the Operating Lease and the Expansion Operating Lease were amended to provide that the $8 million principal on these additional FF&E Notes will be payable on September 30, 2000, at final maturity of the Expandable Wraparound Mortgage. All FF&E notes are secured under the Wraparound Mortgage up to $25 million. New Claridge is obligated to pay as additional rent to the Partnership the debt service on all FF&E Notes.

         The Operating Lease, together with the Expansion Operating Lease (described below), was amended as part of the Restructuring Agreement to provide for the deferral of $15,078,000 of rental payments during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38,820,000 of basic rent through 1998, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. During the third quarter of 1991, the maximum deferral of rent was reached. On August 1, 1991, the Operating Lease and the Expansion Operating Lease were amended further to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements may not exceed $10 million in any one calendar year, and $38,820,000 in the aggregate. Cumulative abated rents as of December 31, 1995 total $28,759,000 leaving $10,061,000 still to be abated in future years. Additional abatements of rent totaling $500,000 are available as a result of the acquisition of the option to purchase the Contingent Payment, and further abatements will become available upon exercising the Contingent Payment option (see Item 1. Business - "Contingent Payment Rights").


         Expansion Operating Lease

         On March 17, 1986, New Claridge entered into a lease with the Partnership whereby New Claridge leases from the Partnership the Claridge expansion improvements for an initial term beginning March 17, 1986 and ending on September 30, 1998 with three 10-year renewal options. Basic annual rent during the initial term of the Expansion Operating Lease was $3,870,000 in 1986 (prorated based on the number of days that the expansion improvements were open to the public) and was based on the cost of the construction of the expansion improvements. Annually thereafter the rental amount is adjusted based on the Consumer Price Index with any increase not to exceed two percent per annum. Basic annual rent for 1995, 1994 and 1993 amounted to $4,625,000, $4,534,000, and $4,445,000, respectively. If the terms of the lease are extended, basic rent will be calculated pursuant to a formula, with such rent not to be more than $3 million nor less than $2.5 million in the lease year October 1, 1998 through September 30, 1999, and not to be greater than 10% more than the basic rent for the preceding lease year in each lease year thereafter.

         New Claridge is also required to pay as additional rent certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements (collectively, "Expansion FF&E Replacements") for the expanded facility. The Partnership is required during the entire term of the Expansion Operating Lease to provide New Claridge with Expansion FF&E Replacements and, until September 30, 1998, is required to provide facility maintenance and engineering services to New Claridge. New Claridge is obligated to lend to the Partnership, in the form of FF&E Notes, any amounts necessary to fund the Expansion FF&E Replacements. Any advances by New Claridge for the foregoing will be secured under the Expandable Wraparound Mortgage (see discussion below).


         Expandable Wraparound Mortgage

         On October 31, 1983, the Partnership executed and delivered to New Claridge a mortgage on the Hotel Assets ("Expandable Wraparound
         Mortgage") which was subordinate to an $80 million first mortgage ("First Mortgage") granted by the Partnership to a group of banks and a $47 million purchase money second mortgage ("Purchase Money Second Mortgage") granted by the Partnership to DEWNJ. The Purchase Money Second Mortgage, which was due on September 30, 2000, was canceled upon satisfaction of certain conditions set forth in an agreement entered into at the time of the restructuring. In conjunction with the offering of $85 million of Notes on January 31, 1994, the outstanding debt under the Loan Agreement, which included the First Mortgage and a revolving credit line, was satisfied in full.

         By its terms, the Expandable Wraparound Mortgage may secure up to $25 million of additional borrowings by the Partnership from New Claridge to finance FF&E Replacements and facility maintenance and engineering shortfalls. The Expandable Wraparound Mortgage provides that, so long as the Partnership is not in default on its obligations under the Expandable Wraparound Mortgage, New Claridge is obligated to make payments required under any senior mortgage indebtedness. The indebtedness secured by the Expandable Wraparound Mortgage, which matures on September 30, 2000, bears interest at an annual rate equal to 14% with certain interest installments that accrued in 1983 through 1988 totaling $20 million being deferred until maturity. In addition, the Partnership is required under the Expandable Wraparound Mortgage to make payments of principal and interest in respect of any loans made to finance FF&E Replacements or facility maintenance or engineering costs as described above. To the extent those borrowings exceed $25 million in the aggregate outstanding at any time, they will be secured under separate security agreements and not by the lien of the Expandable Wraparound Mortgage.

         On March 17, 1986, the First Mortgage was amended and assumed by New Claridge. The amount of the amended and assumed First Mortgage was increased to secure up to $96.5 million to provide financing for the Expansion Improvements. Indebtedness secured by the Expandable Wraparound Mortgage was increased by an amount up to $17 million to provide the Partnership with the necessary funding.

         Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest so as to repay on September 30, 1998, in full, the principal balance of this $17 million increase in the Expandable Wraparound Mortgage. The Expandable Wraparound Mortgage was amended to require that the $127 million aggregate principal amount secured by it would be repayable in installments during the years 1988 through 1998 in escalating amounts totaling $80 million, with a balloon principal payment of $47 million and the $20 million of deferred interest due on September 30, 2000.

         In connection with the offering of $85 million of the Notes on January 31, 1994, the Corporation agreed to use not less that $8 million from the net proceeds of the offering to finance certain internal improvements to the Claridge which were funded through additional FF&E Notes. In connection therewith, the Expandable Wraparound Mortgage Loan Agreement as well as the Operating Lease, and the Expansion Operating Lease were amended to provide that the principal on these additional FF&E Notes will be payable at final maturity of the Expandable Wraparound Mortgage.


     Note Receivable from New Claridge

     Pursuant to the Restructuring Agreement the Partnership lent to New Claridge $3.6 million representing, at the Closing, substantially all of the Partnership's cash and cash equivalents in excess of amounts required to pay Partnership expenses. The loan bears interest at 12% per annum and is due and payable, along with the principal, upon (i) the sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place.


     Contingent Payment Rights

     The Restructuring Agreement provided for Webb to retain an interest equal to $20 million plus interest from December 1, 1988 accruing at the rate of 15% per annum compounded quarterly ("Contingent Payment") in any proceeds ultimately recovered from the operations and/or the sale or refinancing of the Claridge facility in excess of the First Mortgage loan and other liabilities. To give effect to this Contingent Payment, the Corporation and the Partnership agreed not to make any distributions to the holders of their equity securities, whether derived from operations or from sale or refinancing proceeds, until Webb had received the Contingent Payment.

     In  connection  with  the  restructuring,   Webb  agreed  to  permit  those
     partners/investors in the Partnership and Corporation ("Releasing Partners/Investors") from whom Webb had received written releases from all liabilities, rights ("Contingent Payment Rights") to receive certain amounts to the extent available for application to the Contingent Payment. Approximately 84% in interest of the partners/investors provided releases and became Releasing Partners/Investors. Payments to Releasing Partners/Investors are to be made in accordance with a schedule of priorities, as defined in the Restructuring Agreement.

     On April 2, 1990, Webb transferred its interest in the Contingent Payment to an irrevocable trust for the benefit of the Valley of the Sun United Way, and upon such transfer Webb was no longer required to be qualified or licensed by the Commission.

     On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option was $1 million, and the option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of payment of the purchase price if the purchase occurs after December 31, 1996. The purchase price may also increase in an amount not to exceed $10 million if future distributions to Releasing Partners/Investors exceed $20 million. It is estimated that at December 31, 1995, the aggregate amount owing in respect of the Contingent Payment was $56.8 million.

     Upon exercise of the option, it is anticipated that the Contingent Payment will be canceled so that neither the Corporation or the Partnership will have any obligation to make any payment in respect of the Contingent Payment before making a distribution to limited partners or shareholders. Upon the purchase and cancellation, however, the Corporation and the Partnership will remain obligated to make payments to the Releasing Partners/Investors, in respect of the Contingent Payment Rights, before any distribution may be made to limited partners or shareholders. These payments would be required to be in the same amounts as if the Contingent Payment had not been purchased and canceled. As a result, it is not likely that limited partners or shareholders who are not Releasing Partners/Investors will receive any distribution from the Partnership or the Corporation. In the aggregate, Releasing Partners/Investors are entitled to receive an amount equal to approximately 72% of the Contingent Payment.

     Under the terms of the option, upon purchase of the Contingent Payment, the Partnership and/or the Corporation are required to make distributions in excess of $7 million to the Releasing Partners/Investors. The Partnership and the Corporation have agreed to cooperate in the purchase of the option and the Contingent Payment, with each contributing one-half of the purchase price of the option and each anticipated to contribute one-half of the purchase price of the Contingent Payment. A portion of the Partnership's contribution will be contributed through additional abatements of basic rent payments due under the Operating Lease and the Expansion Operating Lease.


Current Financial Condition of The Partnership

The ability of the Partnership to fulfill its obligations is dependent upon the ability of New Claridge to pay rental payments when due. Accordingly, the financial stability of the Partnership is dependent upon the financial condition of New Claridge. The following discussion entitled "Current Financial Situation of The Claridge Hotel and Casino Corporation" and the discussion concerning New Claridge in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are taken from the Annual Report on Form 10-K of the Corporation, and the Partnership disclaims any responsibility for the content thereof, except for the information also included in Item 8, "Financial Statements and Supplementary Data."


Current Financial Situation of The Claridge Hotel and Casino Corporation

     The Claridge

     The Claridge, located in the Boardwalk casino section of Atlantic City, New Jersey, is a 26-story building that contains the Corporation's casino and hotel facilities. The Claridge's casino consists of approximately 56,000 square feet of casino space on three main levels with various adjacent mezzanine levels. The casino currently contains approximately 1,875 slot machines and sixty-four table games, including forty blackjack tables, ten craps tables, five roulette tables, three Caribbean stud poker tables, one baccarat table, one mini-baccarat table, and four other specialty games. The hotel with related amenities consists of 501 guest rooms (including 66 two- and three-room suites, 26 specialty suites and four tower penthouse suites), four restaurants, a buffet area, three lounges, a private player's club, a 600-seat theater, limited meeting rooms, a gift shop, a beauty salon and a health club with an indoor swimming pool. New Claridge is currently constructing a self-parking garage facility connected to its existing valet-parking garage. Construction of the garage is expected to be completed in mid-1996. The combined garage facility will provide parking for approximately 1,200 vehicles.

     Built in 1929 as a hotel, the Claridge was remodeled at a cost of approximately $138 million prior to its reopening as a casino hotel in 1981. The Claridge was further renovated and expanded in 1986 at a cost of approximately $20 million, which provided approximately 10,000 square feet of casino space together with a 3,600 square foot lounge ("Expansion Improvements"). In 1994, approximately $12.7 million was expended to expand the Claridge's casino square footage by approximately 12,000 feet.

     New Claridge experiences a seasonal fluctuation in demand, which is typical of casino-hotel operations in Atlantic City. Historically, peak demand has occurred during the summer season. New Claridge's principal market is the Mid-Atlantic area of the United States. Casino gaming in Atlantic City is highly competitive and is strictly regulated under the New Jersey Casino Control Act and regulations thereunder which affect virtually all aspects of casino operations.


     Results of Operations for the Year Ended December 31, 1995
     as Compared to the Year Ended December 31, 1994

     The Corporation had a net loss of $1,908,000 for the year ended December 31, 1995, as compared to a net loss of $6,901,000 for the year ended December 31, 1994. Casino revenues were higher in 1995 than in 1994 because of increased business volume due to better weather conditions and the expanded casino facility (see the discussion below concerning the results of operations in 1994). The net loss in 1995 was primarily due to decreased hotel revenues and increased casino expenses. The average room rate decreased to $55 in 1995 from $67 in 1994, in part as a result of a reduction in the complimentary room rate recorded, resulting in decreased hotel revenue. The increase in casino expenses was primarily due to the increase in coin incentives to patrons arriving by bus. After three years of decreases in the number of bus patrons visiting Atlantic City casinos, in 1995 visitation increased by 10%, thereby intensifying the competition for bus patrons. The increased competition took the form of higher coin incentives, which New Claridge matched, thus increasing its per patron average coin cost to $12.81 in 1995 from $10.99 in 1994.

     The net loss in 1994 was primarily due to (i) the decline in business volume in the first quarter of 1994 due to the severe snow and ice storms throughout the Northeastern United States, (ii) a reduction in volume in the second quarter of 1994 as a result of business disruption due to the construction of New Claridge's expanded casino facility (which opened in late June 1994, and resulted in the addition of approximately 500 slot machines), (iii) increased marketing expenditures to promote the opening of this expansion, and (iv) increased interest expense due to the completion of the offering of $85 million of First Mortgage Notes on January 31, 1994.

     Factors Which May Influence New Claridge's Future Operating Results

     The continued expansion of casino gaming, lotteries, including video lottery terminals ("VLT's"), and off-track betting in other nearby states, particularly Pennsylvania, Delaware, Maryland, or New York, could have an adverse effect on the Atlantic City market and on the Corporation's future operating results. Prior to the November 1994 elections, it was believed that the legalization of casino gaming in at least limited forms in Philadelphia and other areas of Pennsylvania was a significant possibility. However, Pennsylvania's governor, Tom Ridge, has indicated that he will require a statewide vote on gaming, as well as local referendum; the requirement for a statewide vote would make the legalization of casino gaming in Pennsylvania a more difficult and expensive possibility than previously anticipated. In the past year, legislation to put the issue before Pennsylvania voters was introduced several times, but so far none has succeeded. Management believes that, should casino gaming be legalized in the future in Philadelphia, the effect on Atlantic City casinos and on the Claridge would depend upon the form and scope of such gaming. In December 1995, two racetracks in Delaware began offering slot machines at their facilities, with a third racetrack in negotiations to build another slot machine facility. The continued expansion of casino gaming, lotteries, including VLT's, and off-track betting in other nearby states could also have a negative effect on the Atlantic City market.

     In addition to the expansion of casino gaming in other states, expansions to existing casinos in Atlantic City, as well as the possible addition of new casino properties, and the opening of the new convention center in 1997 could have an impact on the Atlantic City market and the Corporation's future operations.

Current Licensing Status of the Partnership and New Claridge

The ownership and operation of casino-hotel facilities in Atlantic City are subject to extensive state regulation under the Casino Control Act under the direction of the New Jersey Casino Control Commission ("Commission"). The Casino Control Act provides that various categories of entities must hold appropriate casino licenses. The Partnership currently operates under a three-year casino service industry license effective October 31, 1992, while New Claridge operates under a four-year casino license effective September 30, 1995. The Partnership has applied with the Commission for license renewal. The general partners do not anticipate any problems renewing the Partnership's license.

Employees

The Partnership has one part-time employee who assists the General Partners with investor-related matters. The General Partners are paid management fees pursuant to the Partnership Agreement, as amended. See Items 10 and 11, "Directors and Executive Officers of the Registrant" and "Executive Compensation."

Item 2.       Properties.

The Claridge hotel was constructed in 1929 at the northeastern end of Absecon Island, on which Atlantic City is located. After remodeling, modernization and expansion at a cost of approximately $138 million, the Claridge opened as a casino-hotel in July 1981. Located in the Boardwalk Casino section of Atlantic City on Brighton Park, approximately 550 feet north of the Boardwalk, the Claridge occupies three parcels of property. In October 1983 the Partnership acquired the building, parking facility and non-gaming depreciable, tangible property of the Claridge casino-hotel. On June 16, 1989, as part of the Restructuring Agreement, the Partnership acquired all of the rights to the land underlying the Hotel Assets, the air rights and related easement.

The casino-hotel, situated on the main parcel of land (41,408 square feet with 138 feet fronting the park and 300 feet deep), is a concrete steel frame structure, 26 stories high at its highest point. The valet-parking garage, situated on an adjacent parcel of land (21,840 square feet) west of the casino-hotel site, is an eight-level reinforced concrete ramp structure, built in 1981. Including the bus drive-through area, a bus patron waiting room and electrical room, it totals an area of 197,100 square feet and provides parking for approximately 475 automobiles. New Claridge is currently constructing a self-parking garage, located on a parcel of land (29,120 square feet) connected to its existing valet-parking garage. Construction of the garage is expected to be completed in mid-1996. The combined garage facility will provide parking for approximately 1,200 vehicles. The office building, situated on an adjacent parcel of land (7,766 square feet), is a two-story reinforced concrete and brick structure with a flat roof. Constructed over 50 years ago, its interior has been modernized. The building is utilized as an administration facility, and totals an area of 14,020 square feet. All of the existing facilities are owned by the Partnership and are leased to New Claridge under the Operating Lease and the Expansion Operating Lease. The self-parking garage and the property on which it is located are owned by New Claridge.


Item 3.       Legal Proceedings.

The Partnership is not involved in any material litigation.


Item 4.       Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 1995.


                                     PART II


Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters.

No partnership interests in the Partnership have been registered under the Securities Act of 1933, as amended ("Securities Act"). All outstanding partnership interests have been offered and sold in reliance on exemptions from the registration requirements of the Securities Act. Therefore, there is no established trading market for any class of partnership interests of the Partnership. Two partnership interests equal one partnership unit, and there are approximately 480 holders of partnership interests.

The Contingent Payment Rights received by Releasing Partners/Investors may or may not be securities. The Partnership, the Corporation and Webb filed a registration statement under the Securities Act with respect to the Contingent Payment Rights as if they were securities and each of the Corporation, the Partnership and Webb were an issuer of such securities. However, by such actions, none of the Partnership, the Corporation or Webb admitted that the Contingent Payment Rights are securities or that any of them is the issuer of any such securities. There is no market for the Contingent Payment Rights.


Item 6.       Selected Financial Data.

Set forth below is selected financial data regarding the Partnership as of or for each of the years in the five-year period ended December 31, 1995.


                                                       As of or for the year ended December 31,
                                        -------------------------------------------------------
                                           1995         1994         1993         1992         1991
                                           ----         ----         ----         ----         ----
                                               (not covered by Independent Auditors' Report) (a)

                                                                    (in thousands)
Net income ...........................$   2,723        1,782          309          512        2,370
Net income per limited
partnership unit (b)..................$    5.95         3.90         0.68         1.12         5.18
Total assets  ........................$ 135,175      140,309      138,524      143,410      148,252
Long term obligations,
   net of current portion  ...........$ 104,315      114,268      115,563      121,820      128,166
Partners' capital accounts (deficit)  $  14,135       11,412        9,630        9,321        8,809



(a)   The above selected  financial data should be read in conjunction  with the
      consolidated   financial   statements  and  the  related  notes  appearing
      elsewhere in this annual report.

(b)   450 limited partnership units were outstanding at the end of each period.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations for the Year Ended December 31, 1995
as Compared to the Year Ended December 31, 1994

Rental income for the year ended December 31, 1995 increased $1,281,000 as compared to the year ended December 31, 1994. New Claridge pays as additional rent, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements ("FF&E"). During 1994 the Claridge expanded its casino. The expansion (as well as the related debt) was occurring throughout 1994 and had been completed prior to the beginning of 1995. This caused the Partnership's debt service relating to FF&E to be higher in 1995 when compared to 1994, resulting in increased rents in 1995.

Investment income earned on repurchase agreements for the year ended December 31, 1995 increased $47,000 as compared to the year ended December 31, 1994. This increase reflects the increase in the interest rate offered for these investments during 1995 as compared to 1994.

The Partnership has an agreement with New Claridge whereby New Claridge provides facility and maintenance and engineering services for the Claridge. The agreement calls for the reimbursement of the actual facilities and maintenance costs incurred on the Partnership's behalf. The cost of maintaining and repairing Hotel Assets increased $399,000 for the year ended December 31, 1995 as compared to 1994 due primarily to an increase in New Claridge's maintenance and engineering salaries and wages and payroll related expenses.

For the year ended December 31, 1995, interest expense decreased $490,000 from the prior year due to principal payments made during 1994 and 1995 that reduced the average outstanding balance of the wraparound and expansion mortgages and FF&E notes.

General and administrative expenses decreased $54,000 during the year ended December 31, 1995 as compared to 1994. Insurance and professional fees increased approximately $67,000 due to an increase in insurance premium as well as professional fees incurred with regard to the Contingent Payment. The decrease is primarily due to a $46,000 loss on the disposal of assets that was recognized in 1995 compared to a similar loss of $170,000 in 1994. Both of these losses were classified as a general and administrative expense.

During 1994, in connection with the Claridge's casino expansion project, a significant amount of Hotel Assets were placed into service. A full year's depreciation was taken on these assets during 1995. As a result, depreciation and amortization for the year ended December 31, 1995 increased $532,000 as compared to 1994.

Refer to the "Liquidity and Capital Resources" section below for further discussion on the Partnership's operations.


Results of Operations for the Year Ended December 31, 1994
as Compared to the Year Ended December 31, 1993

Rental income for the year ended December 31, 1994 increased $1,805,000 as compared to the year ended December 31, 1993. New Claridge pays as additional rent, certain expenses and debt service relating to FF&E. FF&E notes payable as of December 31, 1994 are approximately $8.6 million higher than as of the end of the prior year. This increase is due to the casino expansion at the Claridge. This caused the Partnership's debt service relating to FF&E to be higher in 1994 as compared to 1993, resulting in increased rents in 1994.

General and administrative expenses increased $153,000 during the year ended December 31, 1994 as compared to 1993. This increase is primarily due to a $170,000 loss on the disposal of assets that was recognized in 1994 and was classified as a general and administrative expense.

During 1994, in connection with the Claridge's casino expansion project, a significant amount of Hotel Assets were placed into service. As a result, depreciation and amortization for the year ended December 31, 1994 increased $353,000 as compared to 1993.


Liquidity and Capital Resources

Current lease payments from New Claridge are sufficient to pay the Partnership's debt service and operating expenses. As part of the Restructuring Agreement, rental payments in excess of monthly cash flow requirements are deferred or abated so that excess cash does not currently accumulate in the Partnership. At the Closing of the restructuring the Partnership loaned New Claridge $3.6 million. The note, including interest, along with those rentals deferred under the amendment to the operating leases, are to be repaid to the Partnership upon
(i) the sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place.

The Operating Lease, together with the Expansion Operating Lease, was amended as part of the Restructuring Agreement to provide for the deferral of $15,078,000 of rental payments during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38,820,000 of basic rent through 1998, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. During the third quarter of 1991, the maximum deferral of rent was reached. On August 1, 1991, the Operating Lease and the Expansion Operating Lease were amended further to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements may not exceed $10 million in any one calendar year, and $38,820,000 in the aggregate. Rents abated during the years ended December 31, 1995 and 1994 amounted to $7,858,000 and $6,634,000, respectively. Cumulative abated rents as of December 31, 1995 total $28,759,000 leaving $10,061,000 still to be abated in future years. The amount which will be abated in the individual years cannot be determined until the Partnership incurs expenses and debt service in those years. However, it is anticipated by the general partners as well as the management of New Claridge that the remaining abatement of $10,061,000 will be fully utilized by the first quarter of 1997. Because the initial term of the Operating Lease continues through September 30, 1998, rental payments after the $38,820,000 abatement is fully utilized will increase substantially to approximately $39.5 million in 1997, as compared to $31.7 million (net of projected abatement) in 1996. Additional abatements of rent totaling $500,000 are available as a result of the acquisition of the option to purchase the Contingent Payment, and further abatements will become available upon exercising the Contingent Payment option (see Item 1. Business - "Contingent Payment Rights").

Under the terms of the option to purchase the Contingent Payment, upon purchase of the Contingent Payment, the Partnership and/or the Corporation are required to make distributions in excess of $7 million to the Releasing Partners/Investors. The Partnership and the Corporation have agreed to cooperate in the purchase of the option and the Contingent Payment, with each contributing one-half of the purchase price of the option and each anticipated to contribute one-half of the purchase price of the Contingent Payment. A portion or the Partnership's contribution will be contributed through additional abatements of basic rent payments due under the Operating Lease and the Expansion Operating Lease (see Item 1. Business - "Contingent Payment Rights").

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

The ability of the Partnership to continue to fulfill its obligations is dependent upon the ability of New Claridge to continue to make rental payments when due. On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes due in 2002, bearing interest at 11 3/4%. A portion of the net proceeds of $82.2 million, after deducting fees and expenses, was used to repay in full the Corporation's outstanding debt under the Loan Agreement, including the outstanding balance of the Corporation's revolving credit line. The Notes come due on February 1, 2002. Interest on the Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 1994. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's revolving credit line arrangement was terminated. The Corporation is currently seeking to obtain a new line of credit arrangement.

The Partnership had a working capital deficiency of approximately $14,352,000 as of December 31, 1995 and $12,315,000 as of December 31, 1994. The working capital deficiency primarily results from the consummation of the Restructuring Agreement. As part of the restructuring, the Partnership's cash flow was reduced to an amount no greater than what the Partnership needs to pay Partnership expenses, including debt service. Thus, so long as the Claridge is financially viable and New Claridge continues to make all payments under the operating leases, the Partnership expects to be able to pay its current liabilities.

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 becomes effective for fiscal years beginning after December 15, 1995. The Partnership is currently assessing the impact of SFAS No. 121 on its financial statements.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Partnership will not be adopting the recognition and measurement criteria of SFAS No. 123 and thus, the impact of SFAS No. 123 on the Partnership's financial statements will not be material.

Item 8.       Financial Statements and Supplementary Data.

The Financial Statements and Financial Statement Schedules are set forth at pages F-1 to F-18 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.


         Name                            Position                           Age
         Anthony C. Atchley              General Partner                     54
         Gerald C. Heetland              General Partner                     55


Mr. Atchley has served as General Partner since June 16, 1989. He served as President and Chief Executive Officer of Consolidated Casinos Corp., a subsidiary of Webb, and of the Del Webb Hotel Group from November 1985 to September 1989. He served as Executive Vice President of Sahara Nevada Corporation, a subsidiary of Webb, from October 1982 to November 1985 and as President and General Manager of the High Sierra Casino and Hotel from October 1983 to November 1985. Mr. Atchley served as President and General Manager of the Claridge from April 1982 to November 1982, as well as Vice Chairman and a member of the Board of Directors of the Corporation from November 1986 to July 1989.

Mr. Heetland has served as General Partner since June 16, 1989. He served as Vice President General Counsel and Secretary of Fitzgeralds Casino & Hotel in Las Vegas, Nevada and Fitzgeralds Casino & Hotel, Harolds Club and Nevada Club in Reno, Nevada from September 1990 to November 1995. He served as Vice President, Secretary and General Counsel of Del Webb Hotels and all affiliated hotel group subsidiaries from March 1986 to June 1989. He served as Vice President, General Counsel-Casino/Hotels and Assistant Secretary of Webb and Vice President and Secretary of all Webb hotel group subsidiaries from April 1985 to March 1986, as Vice President, Associate General Counsel and Assistant Secretary of Webb from November 1983 to March 1985, and as Associate General Counsel and Assistant Secretary of Webb from July 1981 to November 1983. He served in similar capacities in all Webb hotel group subsidiaries during the 1981 to 1985 periods noted. From June 1984 through March 1986, Mr. Heetland was the Secretary of the Corporation, and from March 1986 through May 1987 he was Assistant Secretary of the Corporation.


Item 11.      Executive Compensation.

The following table shows the general partners' management fee which is all of the compensation paid by the Partnership to all of its executive officers for the years ended December 31, 1995, 1994 and 1993.

                                                                 Other  Annual
 Individual                       Capacity        Year            Compensation
___________                       ________        ____           _____________

 Anthony C. Atchley          General Partner      1995             $65,000
                                                  1994             $65,000
                                                  1993             $65,000

 Gerald C. Heetland          General Partner      1995             $65,000
                                                  1994             $65,000
                                                  1993             $65,000


Item 12.      Security Ownership of Certain Beneficial Owners and
              Management.


Security ownership of certain beneficial owners

Not applicable.


Security ownership of management

Per the terms of the Partnership agreement, the General Partners, as a group, are entitled to a 1% general partnership interest in the Partnership as described below:


              Name and Address                             Amount and Nature
              of Beneficial Owner                      of Beneficial Ownership
              ___________________                      _______________________

              Anthony C. Atchley
              2880 W. Meade Avenue  Suite 204
              Las Vegas, NV  89102                     0.5% Partnership Interest

              Gerald C. Heetland
              2880 W. Meade Avenue  Suite 204
              Las Vegas, NV  89102                     0.5% Partnership Interest


Changes in Control

Not applicable.


Item 13.      Certain Relationships and Related Transactions.

The Partnership does not currently engage in any significant business activities other than those relating to the Claridge. New Claridge has a direct material interest in the Expandable Wraparound Mortgage and Operating Leases. See Item 1. Business - "Current Financial Condition of The Partnership."

The common stock of the Corporation and the limited partnership interests of the Partnership were sold together in a private placement as units, and because there has been relatively little trading in the stock or partnership interest, there is a substantial similarity between the equity ownership of the Corporation and the Partnership. Although the Partnership and the Corporation are independent entities, approximately 93% of the Corporation's common stock is owned by persons who also own limited partnership interests in the Partnership.

The Partnership has an agreement with New Claridge whereby New Claridge provides facility and maintenance and engineering services for the Claridge. The agreement calls for the reimbursement of the actual facilities and maintenance costs incurred on the Partnership's behalf, as well as an annual fee equal to 10% of such facility and maintenance costs, but not to exceed $530,000 per annum. The agreement expires on September 30, 1998.

Under the terms of the option to purchase the Contingent Payment, upon purchase of the Contingent Payment, the Partnership and/or the Corporation are required to make distributions in excess of $7 million to the Releasing Partners/Investors. The Partnership and the Corporation have agreed to cooperate in the purchase of the option and the Contingent Payment, with each contributing one-half of the purchase price of the option and each anticipated to contribute one-half of the purchase price of the Contingent Payment. A portion or the Partnership's contribution will be contributed through additional abatements of basic rent payments due under the Operating Lease and the Expansion Operating Lease (see Item 1. Business - "Contingent Payment Rights").



                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K.

(a) (1) and (2): The response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1. All other schedules have been omitted as inapplicable or not required because the required information is included in the financial statements or notes thereto.


(a) (3)       Exhibits

     3 (a)    Agreement of Limited Partnership of the Partnership, as amended*

    10 (a)    Form of Amended and Restated Loan Agreement*

    10 (b)    Form of Amendment to Operating Lease and Expansion Operating
              Lease*

    10 (c)    Form of Amendment to Wraparound Mortgage Loan and Wraparound
              Mortgage*

    10 (d)    Form of Note from New Claridge to the Partnership*

    10 (e)    Form of Restructuring Agreement*

    10 (f) Form of Second Amendment to Operating Lease and Expansion Operating Lease**

    10 (g) Form of Third Amendment to Operating Lease and Expansion Operating Lease**

    10 (h) Form of Fourth Amendment to Operating Lease and Expansion Operating Lease***

    10 (i) Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement***

    10 (j)    Form of Option Agreement

    10 (k)    Form of Side Agreement

    10 (l)    Form of First Amendment to the Option Agreement

    10 (m)    Form of First Amendment to the Side Agreement

*Exhibits  are   incorporated   by  reference  to  the  Exhibits  filed  with  a
Registration Statement filed with the Securities and Exchange Commission on March 13, 1989 (Registration #33-27399)

**Exhibits are incorporated by reference to the Exhibits filed with Form 10-K for the fiscal year ended December 31, 1991 filed with the Securities and Exchange Commission on March 26, 1992.

***Exhibits are incorporated by reference to the Exhibits filed with Form 10-K for the fiscal year ended December 31, 1993 filed with the Securities and Exchange Commission on March 30, 1994.


(b)           Reports on Form 8-K

              The Partnership filed no reports on Form 8-K during the last quarter of the period covered by this report.

Supplemental Information

No proxy materials are being or have been sent to the Limited Partners.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Atlantic City Boardwalk Associates, L.P.
                                                      Registrant



Date:    March 29, 1996                    /s/  ANTHONY C. ATCHLEY
         --------------    -----------------------------------------------------
                            by   Anthony C. Atchley, General Partner

Date:    March 29, 1996                    /s/  GERALD C. HEETLAND
         --------------    -----------------------------------------------------
                            by   Gerald C. Heetland, General Partner

Date:    March 29, 1996                    /s/  ANTHONY C. ATCHLEY
         --------------    -----------------------------------------------------
                           by AC Boardwalk Partners Corporation, General Partner
                           by   Anthony C. Atchley, President






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    March 29, 1996                    /s/  GERALD C. HEETLAND
         --------------    -----------------------------------------------------
                            by   Gerald C. Heetland, General Partner and
                                                 Chief Financial Officer

Date:    March 29, 1996                    /s/  ANTHONY C. ATCHLEY
         --------------    -----------------------------------------------------
                            by   Anthony C. Atchley, General Partner

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



                                                                         Page
                                                                    Reference in
                                                                      Report on
                                                                      Form 10-K

Independent Auditors' Report.............................................F-2

Balance Sheets as of December 31, 1995 and 1994..........................F-3

Statements of Operations For the Years Ended
     December 31, 1995, 1994 and 1993....................................F-4

Statements of Partners' Capital Accounts (Deficit)
     For the Years Ended December 31, 1995, 1994 and 1993............... F-5

Statements of Cash Flows For the Years Ended
     December 31, 1995, 1994 and 1993....................................F-6

Notes to Financial Statements For the Years Ended
     December 31, 1995, 1994 and 1993....................................F-7

Financial Statement Schedule:

     Schedule III - Real Estate and Accumulated Depreciation............F-18

All other schedules have been omitted as inapplicable or not required because the required information is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



         The General Partners
         Atlantic City Boardwalk Associates, L.P.


         We have audited the accompanying financial statements of Atlantic City Boardwalk Associates, L.P. as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic City Boardwalk Associates, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                       /s/ KPMG Peat Marwick LLP

         Las Vegas, Nevada
         March 19, 1996


                          ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                     Balance Sheets
                                December 31, 1995 and 1994

                                                                                              1995                  1994
                                                                                         ---------------      -------------
                  Assets

Current assets:
     Cash and cash equivalents                                                       $        1,535,000     $     1,664,000
     Rent due from New Claridge                                                                 298,000             206,000
     Interest receivable from partners                                                           28,000              26,000
     Prepaid expenses                                                                           313,000             248,000
     Other assets                                                                               199,000             170,000
                                                                                        ---------------     ---------------

              Total current assets                                                            2,373,000           2,314,000
                                                                                        ---------------     ---------------

Hotel Assets (notes 4 and 5)                                                                180,298,000         177,682,000
Less:  Accumulated depreciation and amortization                                             94,057,000          87,541,000
                                                                                        ---------------     ---------------

              Net Hotel Assets                                                               86,241,000          90,141,000
                                                                                        ---------------     ---------------

Note receivable from New Claridge, including accrued interest  of
     $2,826,000 and $2,394,000 in 1995 and 1994, respectively                                 6,426,000           5,994,000
Deferred rent from New Claridge (notes 3 and 6)                                              39,856,000          41,454,000
Intangibles, net of accumulated amortization of
     $3,526,000 and $3,399,000 in 1995 and 1994, respectively                                   279,000             406,000
                                                                                        ---------------     ---------------

                                                                                     $      135,175,000         140,309,000
                                                                                            ===========         ===========
                  Liabilities and Partners' Capital Accounts

Current liabilities:
     Accounts payable                                                                $        1,400,000           1,190,000
     Accrued interest due New Claridge                                                        1,274,000           1,384,000
     Current portion of long-term debt due principally to
         New Claridge (note 5)                                                               14,051,000          12,055,000
                                                                                        ---------------     ---------------

              Total current liabilities                                                      16,725,000          14,629,000
                                                                                        ---------------     ---------------

Long-term debt due principally to New Claridge, including
     accrued interest of $20,000,000 in 1995 and 1994 (note 5)                              104,315,000         114,268,000

Partners' capital accounts (deficit):
     New general partners                                                                        57,000              30,000
     Former general partners                                                                    144,000             127,000
     Special limited partners                                                                  (234,000)           (261,000)
     Investor limited partners                                                               14,168,000          11,516,000
                                                                                        ---------------     ---------------

         Total partners' capital accounts (deficit)                                          14,135,000          11,412,000

Commitments and contingencies (notes 5, 6, 7 and 9)
                                                                                            ___________         ___________
                                                                                     $      135,175,000         140,309,000
                                                                                            ===========         ===========


See accompanying notes to financial statements.


                                          ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                                  Statements of Operations
                                    For the Years Ended December 31, 1995, 1994, and 1993

                                                                         1995                1994                 1993
                                                                    ---------------     ---------------       -------------
Revenues:
     Rent from New Claridge for the
         lease of Hotel Assets (notes 3 and 6)                   $       38,517,000          37,236,000          35,431,000
     Interest from New Claridge                                             432,000             432,000             432,000
     Interest from Special Limited Partners                                  36,000              36,000              36,000
     Investment                                                             130,000              83,000              65,000
                                                                    ---------------    ----------------    ----------------

                                                                         39,115,000          37,787,000          35,964,000
                                                                    ---------------     ---------------    ----------------


Expenses:
     Cost of maintaining and repairing
         Hotel Assets paid to New Claridge                               11,716,000          11,317,000          11,213,000
     Interest, principally on mortgages to
         New Claridge (note 5)                                           17,239,000          17,729,000          17,989,000
     General and administrative                                             630,000             684,000             531,000
     General Partners' management fee                                       130,000             130,000             130,000
     Depreciation and amortization                                        6,677,000           6,145,000           5,792,000
                                                                    ---------------     ---------------     ---------------

                                                                         36,392,000          36,005,000          35,655,000
                                                                    ---------------     ---------------     ---------------

Net income                                                       $        2,723,000           1,782,000             309,000
                                                                    ===============     ===============     ===============

Net income per limited partnership unit
(450 units outstanding at the end of each year)                  $            5,953               3,896                 676
                                                                    ===============     ===============     ===============


See accompanying notes to financial statements.


                                              ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                         Statements of Partners' Capital Accounts (Deficit)
                                        For the Years Ended December 31, 1995, 1994 and 1993

                                                           Class A       Class B         Class A          Class B            Total
                               New           Former        Special       Special        Investor         Investor          Partners'
                             General         General       Limited       Limited         Limited          Limited           Capital
                            Partners        Partners      Partners      Partners        Partners         Partners          Accounts


Partners' Capital
Accounts (Deficit),
December 31, 1992          $   9,000         114,000       (18,000)     (263,000)       2,306,000        7,173,000         9,321,000

Net income                     3,000           2,000         -             3,000           74,000          227,000           309,000
                             -------       ---------     -----------   ---------      -----------     ------------      ------------

Partners' Capital
Accounts (Deficit),
December 31, 1993             12,000         116,000       (18,000)     (260,000)       2,380,000        7,400,000         9,630,000

Net income                    18,000          11,000         1,000        16,000          426,000        1,310,000         1,782,000
                              ------        --------       -------      --------       ----------      -----------       -----------

Partners' Capital
Accounts (Deficit),
December 31, 1994             30,000         127,000       (17,000)     (244,000)       2,806,000        8,710,000        11,412,000

Net income                    27,000          17,000         2,000        25,000          651,000        2,001,000         2,723,000
                              ------        --------       -------      --------       ----------      -----------       -----------

Partners' Capital
Accounts (Deficit),
December 31, 1995           $ 57,000         144,000       (15,000)     (219,000)       3,457,000       10,711,000        14,135,000
                              ======         =======        ======       =======        =========       ==========        ==========


See accompanying notes to financial statements.


                                              ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                                      Statements of Cash Flows
                                        For the Years Ended December 31, 1995, 1994, and 1993


                                                                                  1995                1994                  1993
                                                                              -------------       -------------         -----------
Cash flows from operating activities:
     Net income                                                           $       2,723,000           1,782,000            309,000
         Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization                                       6,677,000           6,145,000           5,792,000
              Accretion of discount on mortgage note                              1,327,000           1,153,000           1,004,000
              Loss on disposal of assets                                             46,000             170,000               -
              Deferred rent                                                       1,598,000           2,164,000           2,602,000
              Deferred interest on receivable from New Claridge                    (432,000)           (432,000)           (432,000)
              Changes in current assets and liabilities:
                  Increase in rent due from New Claridge,
                      interest receivable from partners,
                      prepaid expenses and other assets                            (188,000)            (41,000)           (199,000)
                  Increase (decrease) in accounts payable and
                      accrued interest due New Claridge                             100,000            (212,000)             29,000
                                                                             --------------        -------------      -------------

                      Net cash provided by operating activities                  11,851,000          10,729,000           9,105,000
                                                                                 ----------          ----------       -------------

Cash flows from investing activities:
     Purchase of Hotel Assets                                                    (2,160,000)         (9,620,000)         (3,193,000)
     Proceeds from sale of Hotel Assets                                              21,000              12,000               -
                                                                              -------------       -------------       -------------

                      Net cash used in investing activities                      (2,139,000)         (9,608,000)         (3,193,000)
                                                                                -----------         -----------         -----------

Cash flows from financing activities:
     Proceeds of borrowings from New Claridge                                     2,483,000           9,610,000           3,287,000
     Principal payments of debt, principally to New Claridge                    (12,324,000)        (10,548,000)         (9,515,000)
                                                                                -----------         -----------         -----------

                      Net cash used in financing activities                      (9,841,000)           (938,000)         (6,228,000)
                                                                                -----------        ------------         -----------

Net (decrease) increase in cash and cash equivalents                               (129,000)            183,000            (316,000)
Cash and cash equivalents, beginning of period                                    1,664,000           1,481,000           1,797,000
                                                                                -----------         -----------         -----------

Cash and cash equivalents, end of period                                  $       1,535,000           1,664,000          1,481,000
                                                                                ===========         ===========        ===========


Supplemental cash flow information:
     Interest paid (net of amount capitalized)                            $      16,022,000          16,570,000         17,062,000
                                                                                 ==========          ==========         ==========

Supplemental noncash investing and financing activities:
     Trade-in value on purchase of Hotel Assets                           $           1,000              68,000              5,000
                                                                             ==============       =============     ==============
     Capital lease obligation incurred to acquire Hotel Assets            $         557,000                 -                   -
                                                                             ==============       =============     ==============


See accompanying notes to financial statements.



(1)      The Partnership

    (a)  General

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

    (b)  Current Licensing Status

         The ownership and operation of casino-hotel facilities in Atlantic City are subject to extensive state regulation under the Casino Control Act under the direction of the New Jersey Casino Control Commission ("Commission"). The Casino Control Act provides that various categories of entities must hold appropriate casino licenses. The Partnership currently operates under a three-year casino service industry license effective October 31, 1992, while New Claridge operates under a four-year casino license effective September 30, 1995. The Partnership has applied with the Commission for license renewal. The general partners do not anticipate any problems renewing the Partnership's license.

    (c)  General Partners

         The General Partners of the Partnership are Anthony C. Atchley,  Gerald
         C. Heetland and AC Boardwalk Partners Corporation, a New Jersey corporation formed on August 26, 1983, all of whose shares of capital stock are owned by Messrs. Atchley and Heetland. The General Partners receive, in the aggregate, an annual compensation of $130,000 from the Partnership as well as a 1% interest in the Partnership's income, gains, losses and deductions for periods subsequent to the restructuring. The Partnership maintains insurance to protect the General Partners against certain liabilities arising from their actions as General Partners. Del Webb Corporation ("Webb"), formerly affiliated with the Claridge, has agreed to indemnify the General Partners for claims and liabilities resulting from acts or omissions occurring as a result of or prior to the restructuring.

         The general partners prior to the Restructuring Agreement executed on June 16, 1989 were Robert K. Swanson, Everett L. Mangam and T. Edward Plant ("Former General Partners"). The Former General Partners were entitled to receive, in the aggregate, a 1% interest in the Partnership's income, gains, losses and deductions for the periods prior to the restructuring, and now are entitled to receive a 0.6% interest for periods subsequent to the restructuring, as limited partners. The Partnership and Del E. Webb New Jersey, Inc. ("DEWNJ"), a wholly-owned subsidiary of Webb, have agreed to indemnify the Former General Partners against certain liabilities arising from their actions as general partners.

    (d)  Special Limited Partners

         Oppenheimer  Holdings,  Inc. and officers and  employees of  affiliated
         Oppenheimer & Co., Inc. ("Special Limited Partners") committed to contribute $400,000 by issuing 9% notes maturing in 1998. This contribution entitles them to an aggregate of 1% interest in the Partnership's income, gains, losses and deductions until the Limited Partners, as described below, receive aggregate cash distributions equal to their capital contributions. Thereafter, the Special Limited Partners are entitled to an aggregate of 10% of each item. Upon receipt of the cash, the Partnership will reflect this contribution in its financial statements.

         Subsequent to the Restructuring Agreement, the Special Limited Partners were classified into two categories, those not consenting to the restructuring ("Class A Special Limited Partners") and those consenting to the restructuring ("Class B Special Limited Partners"). Class A Special Limited Partners' interest after the restructuring is .065%, in the aggregate, representing their same proportionate share as before the restructuring. Class B Special Limited Partners' interest subsequent to the restructuring was reduced by a portion of the 0.6% interest issued to the Former General Partners, thereby entitling the Class B Special Limited Partners to a .927% interest, in the aggregate.

    (e)  Investor Limited Partners

         Investor Limited Partners contributed $37,151,000 in cash to the Partnership for a 98% interest in the Partnership's income, gains, losses and deductions, to be reduced to 89% upon receipt of cash distributions equal to their capital contributions. Subsequent to the restructuring the Investor Limited Partners were classified into two categories, those not consenting to the restructuring ("Class A Investor Limited Partners") and those consenting to the restructuring ("Class B Investor Limited Partners"). Class A Investor Limited
         Partners' interest after the restructuring is 23.912%, in the aggregate, representing their same proportionate share as before the restructuring. Class B Investor Limited Partners' interest subsequent to the restructuring was reduced by a portion of the 0.6% interest issued to the Former General Partners, thereby entitling the Class B Investor Limited Partners to a 73.496% interest, in the aggregate.


(2)      Basis of Presentation and Summary of Significant Accounting Policies

         The Partnership's policy is to maintain its books of records and prepare its income tax returns on the accrual basis of accounting. Certain items are recorded on a basis resulting in advantageous income tax treatment ("Tax Basis"). The accompanying financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") and differ from Tax Basis as follows:

         o Certain property and equipment are depreciated on a different basis and over different lives for GAAP than those used for Tax Basis;

         o In 1994 the Claridge facilities were remodeled and expanded. During the construction period interest was incurred on the debt related to this project. This interest was capitalized for GAAP and is being amortized on a straight-line basis over 10 years, while for Tax Basis the interest was expensed in full in 1994;

         o The Expandable Wraparound Mortgage was discounted for GAAP as a result of the effect on the obligation of $20 million of deferred interest;

         o Tax Basis rental income is recognized according to the terms of the Operating Lease, whereas for GAAP rental payments are leveled so that each period reflects the same basic rent.


         The significant accounting policies used to prepare the accompanying GAAP financial statements are as follows:

         a. Hotel Assets are stated at cost and are depreciated or amortized on a straight-line basis over the following estimated useful lives:

                Building                                                40 years
                Building improvements                                   10 years
                Furniture, fixtures and equipment                        7 years

         b. Provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) over a long-term holding period plus estimated disposition proceeds (undiscounted) are less than current book value. At December 31, 1995, 1994 and 1993, no provision for impairment has been reflected in the accompanying financial statements.

         c. Deferred financing costs and capitalized interest are being amortized on a straight-line basis over 5 to 17 years.

         d.     The  Expandable  Wraparound  Mortgage Note  has been  discounted
                utilizing  a  14%  interest  rate.   The resulting  discount  is
                reflected in the basis of the Hotel Assets.

         e. The accompanying financial statements do not reflect federal income tax expense or benefit since such liability or benefit is that of the individual partners.

         f. Cash equivalents are composed of investments in interest-bearing repurchase agreements with initial or remaining maturities of less than three months at the time the investment is made.

         g. Due to the nature of the relationships between the Partnership and New Claridge and the Partnership and the partners, estimation of the fair value of the financial instruments due from and due to these related parties is not practical as there is no trading market for these financial instruments. See Notes 3 and 5 for a description of the terms of these instruments. All other financial instruments are stated at their carrying value which approximates their fair value. The carrying amount of cash equivalents, receivables and current liabilites approximates fair value because of the short-term maturity of these instruments.

         h. Management of the Partnership has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.



         Following are the Partnership's assets and liabilities as determined in accordance with GAAP and for federal income tax reporting purposes at December 31:

                                1995                             1994
                        ---------------------         --------------------------
                            GAAP        Tax              GAAP            Tax
                            Basis      Basis             Basis          Basis
                                            (in thousands)
  Total assets          $  135,175     69,741         $  140,309         78,505
  Total liabilities     $  121,040    125,300         $  128,897        134,053




(3)      Restructuring Agreement

         On October 27, 1988, the Partnership, the Corporation, New Claridge, Webb and the mortgage lenders entered into the Restructuring Agreement. On June 13, 1989 the required majority of the partners approved the Restructuring Agreement and on June 16, 1989 the restructuring was concluded (the "Closing"). The following paragraphs are an overview of the events that took place as a result of the restructuring.

         o Webb transferred all of its rights to the land underlying the Hotel Assets, the air rights and the related easement to the Partnership. The Partnership's book value of the Hotel Assets was not affected due to the uncertainty of the incremental value, if any, of the land.

         o The operating and expansion operating leases were amended to add the land and air rights, defer portions of rent through 1992 totaling $15,078,000 otherwise payable to the Partnership by New Claridge, and to abate approximately $39,820,000 of future rents commencing in 1992. In addition, the Partnership lent to New Claridge $3.6 million representing, at the Closing, substantially all of the Partnership's cash and cash equivalents in excess of amounts required to pay Partnership expenses. The loan bears interest at 12% per annum that becomes payable at the time the principal is paid. The deferred rent and the $3,600,000 loan become due upon (i) the sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. The Restructuring Agreement requires that the Partnership maintain cash flows in amounts necessary to pay Partnership expenses, including debt service, only, and prohibits the Partnership from making distributions to partners for an indefinite period of time.

         o The Partnership (as successor in interest to DEWNJ) and New Claridge terminated the Land Option Agreement which gave New Claridge the option to purchase from the Partnership certain parcels and tracts of land in Atlantic City, New Jersey. This termination resulted in payment of $100,000 by the Partnership to New Claridge.

         o New General Partners were admitted to the Partnership. The Former General Partners became limited partners with an aggregate limited partnership interest of 0.6%. This limited partnership interest was made available by reducing proportionately the limited partnership interests of those limited partners consenting to the restructuring. In addition, for nominal consideration, the Former General Partners transferred to the General Partners all of the outstanding shares of the common stock of AC Boardwalk Partners Corporation, the corporate general partner of the Partnership.



(4)  Hotel Assets

         A summary of Hotel Assets at December 31, 1995 and 1994 is as follows:


                                                  Accumulated
                                               Depreciation and         Net
  December 31, 1995           Cost               Amortization      Hotel Assets
  -----------------       ---------------        ------------      ------------

  Building                 $   101,353,000   $      30,828,000   $    70,525,000
  Building improvements         25,911,000          18,223,000         7,688,000
  Furniture, fixtures
    and equipment               51,881,000          44,432,000         7,449,000
  Capital lease asset            1,153,000             574,000           579,000
                               -----------          ----------      ------------

                           $   180,298,000   $      94,057,000   $    86,241,000
                               ===========          ==========        ==========



                                                  Accumulated
                                               Depreciation and         Net
  December 31, 1994           Cost               Amortization      Hotel Assets
  -----------------       ---------------        ------------      ------------

  Building                 $   101,353,000   $      28,295,000   $    73,058,000
  Building improvements         25,651,000          15,902,000         9,749,000
  Furniture, fixtures
    and equipment               50,115,000          42,884,000         7,231,000
  Capital lease asset              563,000             460,000           103,000
                             -------------        ------------      ------------

                           $   177,682,000   $      87,541,000   $    90,141,000
                               ===========          ==========        ==========




(5)      Long-term Debt

         At December 31, 1995 and 1994, long-term debt consisted of the following:

                                                      1995              1994
                                                      ----              ----

   14% Wraparound mortgage, net of           $       93,185,000   $  100,858,000
        unaccreted discount of $9,815,000
        and $11,142,000, respectively
   14% Expansion mortgage                             6,522,000        8,285,000
   14% FF&E notes                                    18,346,000       17,114,000
   Capital lease obligations                            313,000           66,000
                                                 --------------  ---------------
                                                    118,366,000      126,323,000
   Less: Current portion of long-term debt           14,051,000       12,055,000
                                                   ------------     ------------

                                             $      104,315,000    $ 114,268,000
                                                    ===========      ===========


         The wraparound and expansion mortgages are non-recourse obligations as neither the Partnership nor its partners are personally liable to New Claridge for non-payment of any principal of, or interest on, the notes. Various restrictions are placed upon the Partnership's ability to sell assets and incur additional obligations. Included in the wraparound mortgage is $20 million of accrued interest, discounted at 14%, which accrued from 1983 to 1988 and has been deferred without interest until maturity. Monthly principal and interest payments continue through 1998 with interest only payments from January 1999 until October 2000 at which time a balloon principal payment of $47 million and the $20 million of deferred interest is due. The expansion mortgage has principal and interest payments of $234,000 due monthly through September 30, 1998.

         The Partnership funds the purchase of additional furniture, fixtures and equipment ("FF&E") by borrowing from New Claridge at a 14% interest rate. In addition, during the term of the Expansion Operating Lease, the Partnership is required to provide New Claridge with expansion FF&E replacements under the same borrowing arrangement. Generally, one half of the principal is due in 48 months and the remainder is due 60 months from the issue date of the individual notes, with the following exception. As required by the terms of the Claridge's $85 million debt offering, $8 million was used to finance internal improvements at the Claridge. The $8 million principal on these notes will come due on September 30, 2000. All FF&E notes are secured under the wraparound mortgage up to $25 million.

         During 1995 the Partnership financed the purchase of some computer equipment through a 6.5% capital lease. This thirty-six month lease required the final six month's payments be made at its inception and that principal and interest payments of approximately $17,000 be made monthly until its maturity in July 1997. During 1991 the Partnership financed the purchase of a Hotel Asset through a 14% capital lease. This five year lease requires monthly principal and interest payments of approximately $4,000 until its maturity in June 1996.

         Aggregate maturities of debt for each of the next five years are as follows:

                                    1996                         $    14,051,000
                                    1997                              17,227,000
                                    1998                              18,615,000
                                    1999                               2,046,000
                                    2000                              76,242,000
                                                                     ___________

                                                                     128,181,000
                                    Less: Discount                     9,815,000
                                                                     ___________
                                                                 $   118,366,000
                                                                     ===========


(6)      Leases

         The Partnership leases the Land and the Hotel Assets, excluding the FF&E, to New Claridge under an operating lease expiring during 1998, with three 10-year renewal options. The Partnership also leases the FF&E to New Claridge for an amount sufficient to fund payment of principal and interest on the FF&E notes. The operating leases provide that New Claridge will have the option to purchase the Hotel Assets and the leasehold interest in the land and air rights at their fair market value on September 30, 1998.

         Minimum future rental payments due for each of the next five years under leases to New Claridge are as follows:


                           1996                                 $     48,884,000
                           1997                                       51,402,000
                           1998                                       40,269,000
                           1999                                        3,483,000
                           2000                                        9,888,000
                                                                    ____________

                                                                     153,926,000
                           Less: Future rent abatements               10,061,000
                                                                     ___________
                           Minimum future rentals                 $  143,865,000
                                                                     ===========



         Future Partnership activities including anticipated purchases of Hotel Assets and payments of related debt may cause actual future rentals to differ from those presented above. Rents are used to fund debt service, facilities and maintenance costs and fees, general partners' management fees and general and administrative expenses of the Partnership. The Restructuring Agreement requires that the Partnership maintain cash flows in amounts necessary to pay Partnership expenses including debt service, only, and is prohibited from making distributions to partners for an indefinite period of time. Any rents not required for the cash flow needs of the Partnership are to be deferred up to $15,078,000. As of December 31, 1991, $15,078,000 in rents had been deferred, and excess rents are now being abated, as described below. The deferred rent becomes payable upon (i) the sale or refinancing of the Claridge;
         (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place.

         Per the terms of an amendment to the Operating Lease Agreement executed as of August 1, 1991, during the years 1991 to 1998 contractual rents in excess of debt service and Partnership expenses can be abated up to $38,820,000 in the aggregate but not in excess of $10,000,000 in any one calendar year. Prior to this amendment, scheduled rents totaling $39,820,000 were to be abated beginning in 1992 through the end of 1999. Rents abated during the years ended December 31, 1995 and 1994 amounted to $7,858,000 and $6,634,000, respectively. Cumulative abated rents as of December 31, 1995 total $28,759,000, leaving $10,061,000 still to be abated in future years. The amount which will be abated in the individual years cannot be determined until the Partnership incurs expenses and debt service in those years. However, it is anticipated by the general partners as well as the management of New Claridge that the remaining abatement of $10,061,000 will be fully utilized by the first quarter of 1997. Additional abatements of rent totaling $500,000 are available as a result of the acquisition of the option to purchase the Contingent Payment, and further abatements will become available upon exercising the Contingent Payment option (see Note 9, "Contingencies").

         The Partnership accounts for leases in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 13, Accounting for Leases, whereby rental income is recognized on a straight-line basis over the life of the lease. As of December 31, 1995 and December 31, 1994, deferred rent from New Claridge included rental income of $24,778,000 and $26,376,000, respectively, that was earned in excess of actual rent receipts.

(7)      Financial Condition of New Claridge

         The ability of the Partnership to fulfill its obligations is dependent upon the ability of New Claridge to pay rental payments when due. Accordingly, the financial stability of the Partnership is dependent upon the financial condition of New Claridge.

         The Corporation had a net loss of $1,908,000 for the year ended December 31, 1995, as compared to a net loss of $6,901,000 for the year ended December 31, 1994. Casino revenues were higher in 1995 than in 1994 because of increased business volume due to better weather conditions and the expanded casino facility (see the discussion below concerning the results of operations in 1994). The net loss in 1995 was primarily due to decreased hotel revenues and increased casino expenses. The average room rate decreased to $55 in 1995 from $67 in 1994, in part as a result of a reduction in the complimentary room rate recorded, resulting in decreased hotel revenue. The increase in casino expenses was primarily due to the increase in coin incentives to patrons arriving by bus. After three years of decreases in the number of bus patrons visiting Atlantic City casinos, in 1995 visitation increased by 10%, thereby intensifying the competition for bus patrons. The increased competition took the form of higher coin incentives, which New Claridge matched, thus increasing its per patron average coin cost to $12.81 in 1995 from $10.99 in 1994.

         The net loss in 1994 was primarily due to (i) the decline in business volume in the first quarter of 1994 due to the severe snow and ice storms throughout the Northeastern United States, (ii) a reduction in volume in the second quarter of 1994 as a result of business disruption due to the construction of New Claridge's expanded casino facility (which opened in late June 1994, and resulted in the addition of approximately 500 slot machines), (iii) increased marketing expenditures to promote the opening of this expansion, and (iv) increased interest expense due to the completion of the offering of $85 million of First Mortgage Notes on January 31, 1994.

(8)      Related Party Transactions

         The common stock of the Corporation and the limited partnership interests of the Partnership were sold together in a private placement as units, and because there has been relatively little trading in the stock or partnership interests, there is a substantial similarity between the equity ownership of the Corporation and the Partnership. Although the Partnership and the Corporation are independent entities, approximately 93% of the Corporation's common stock is owned by persons who also own limited partnership interests in the Partnership.

         The Partnership has an agreement with New Claridge whereby New Claridge provides facility and maintenance and engineering services for the Claridge. The agreement calls for the reimbursement of the actual facilities and maintenance costs incurred on the Partnership's behalf, as well as an annual fee equal to 10% of such facility and maintenance costs not to exceed $530,000 per annum. The agreement expires on September 30, 1998.

         Under the terms of the option to purchase the Contingent Payment, upon purchase of the Contingent Payment, the Partnership and/or the Corporation are required to make distributions in excess of $7 million to the Releasing Partners/Investors. The Partnership and the Corporation have agreed to cooperate in the purchase of the option and the Contingent Payment, with each contributing one-half of the purchase price of the option and each anticipated to contribute one-half of the purchase price of the Contingent Payment. A portion or the Partnership's contribution will be contributed through additional abatements of basic rent payments due under the Operating Lease and the Expansion Operating Lease (see Note 9, "Contingencies").



(9)      Contingencies

         The Restructuring Agreement provided for Webb to retain an interest equal to $20 million plus interest from December 1, 1988 accruing at the rate of 15% per annum compounded quarterly ("Contingent Payment") in any proceeds ultimately recovered from the operations and/or the sale or refinancing of the Claridge facility in excess of the First Mortgage loan and other liabilities. To give effect to this Contingent Payment, the Corporation and the Partnership agreed not to make any distributions to the holders of their equity securities, whether derived from operations or from sale or refinancing proceeds, until Webb had received the Contingent Payment.

         In connection with the restructuring, Webb agreed to permit those partners/investors in the Partnership and Corporation ("Releasing Partners/Investors") from whom Webb had received written releases from all liabilities, rights ("Contingent Payment Rights") to receive certain amounts to the extent available for application to the Contingent Payment. Approximately 84% in interest of the partners/investors provided releases and became Releasing Partners/Investors. Payments to Releasing Partners/Investors are to be made in accordance with a schedule of priorities, as defined in the Restructuring Agreement.

         On April 2, 1990, Webb transferred its interest in the Contingent Payment to an irrevocable trust for the benefit of the Valley of the Sun United Way, and upon such transfer Webb was no longer required to be qualified or licensed by the Commission.

         On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option was $1 million, and the option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of payment of the purchase price if the purchase occurs after December 31, 1996. The purchase price may also increase in an amount not to exceed $10 million if future distributions to Releasing Partners/Investors exceed $20 million. It is estimated that at December 31, 1995, the aggregate amount owing in respect of the Contingent Payment was $56.8 million.

         Upon exercise of the option, it is anticipated that the Contingent Payment will be canceled so that neither the Corporation or the Partnership will have any obligation to make any payment in respect of the Contingent Payment before making a distribution to limited partners or shareholders. Upon the purchase and cancellation, however, the Corporation and the Partnership will remain obligated to make payments to the Releasing Partners/Investors, in respect of the Contingent Payment Rights, before any distribution may be made to limited partners or shareholders. These payments would be required to be in the same amounts as if the Contingent Payment had not been purchased and canceled. As a result, it is not likely that limited partners or shareholders who are not Releasing Partners/Investors will receive any distribution from the Partnership or the Corporation. In the aggregate, Releasing Partners/Investors are entitled to receive an amount equal to approximately 72% of the Contingent Payment.

         Under the terms of the option, upon purchase of the Contingent Payment, the Partnership and/or the Corporation are required to make distributions in excess of $7 million to the Releasing Partners/Investors. The Partnership and the Corporation have agreed to cooperate in the purchase of the option and the Contingent Payment, with each contributing one-half of the purchase price of the option and each anticipated to contribute one-half of the purchase price of the Contingent Payment. A portion of the Partnership's contribution will be contributed through additional abatements of basic rent payments due under the Operating Lease and the Expansion Operating Lease.




                                                   SCHEDULE III
                                     ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.                                             Life
                                     Real Estate and Accumulated Depreciation                                               on
                                                                                                                          which
                                   Years Ended December 31, 1995, 1994 and 1993                                           Deprec.
                                                                                                                           in
                                                                                                            Date         latest
                                                                             Gross Amount                    of       Statement of
                            Initial Cost                   Cost Capitalized  at which            Accumu-    Con          Operations
                            to Partnership                 Subsequent to     Carried at Close    lated      struc-  Date    is
Description Encumbrances(A) Land(B) Building               Acquisition       of Period (C)(D)    Deprec.(E) tion    Acq.  Computed
- -----------------------------------------------------------------------------------------------------------------------------------
                                               Initial
                                   112,500,000 Cost
                                               Less:
                                                 Original                    Building   101,353,000         N/A   10/31/83  40 yrs
                                                 Discount  Bldg.             Bldg.                          1983-
                                                 on        Impr. 25,911,000      Impr.   25,911,000         1994     N/A    10 yrs
                                   (11,147,000)  Mortgage  FF&E  53,034,000  FF&E        53,034,000         N/A   1983-1994  7 yrs
                                   ------------                  ----------             -----------
Hotel &
Casino
Atlantic
City, NJ     118,366,000     -     101,353,000                   78,945,000             180,298,000 94,057,000
             -----------  -------  -----------                   ----------             ----------- ----------



NOTES:

(A) Encumbrances represents the amount owed at December 31, 1995 on the Wraparound Mortgage, Expansion Mortgage, FF&E Notes and Capital lease obligations.

(B) The land under the building was acquired from DEWNJ, at no cost to the Partnership, as part of the 1989 Restructuring.

(C) The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes is $192,950,000.

(D)  Reconciliation of Real Estate Carrying Costs:




                                                    1995               1994               1993
                                                    ----               ----               ----

        Balance at beginning of year              177,682,000       168,303,000         165,113,000
            Building improvements                     259,000         6,299,000             669,000
            Furniture, fixtures and
              equipment (FF&E) acquired             2,459,000         4,384,000           1,536,000
            FF&E retired                             (102,000)         (311,000)             (8,000)
            Construction in progress                   -                  -                 993,000
            Construction completed                     -               (993,000)             -
                                              ---------------   ---------------    ----------------
        Balance at end of year                    180,298,000       177,682,000         168,303,000
                                              ===============   ===============    ================




(E)  Reconciliation of Accumulated Depreciation:

                                                    1995               1994               1993
                                                    ----               ----               ----

        Balance at beginning of year               87,541,000        81,583,000          76,031,000
            Provision for depreciation              6,550,000         6,017,000           5,554,000
            Accumulated depreciation
              of FF&E retired                         (34,000)          (59,000)             (2,000)
                                              ---------------   ---------------    ----------------
        Balance at end of year                     94,057,000        87,541,000          81,583,000
                                              ===============   ===============    ================