Form 10-Q
period 1996-03-31
ATLANTIC CITY BOARDWALK ASSOCIATES LP
filed 1996-05-14
CIK 730408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended                    March 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from   ________________  to ____________________

                         Commission file number 33-27399




                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)





      New Jersey                                          22-2469174
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         Indiana Avenue & the Boardwalk, Atlantic City, New Jersey 08401
               (Address of principal executive offices) (Zip Code)

                                 (609) 340-3400
              (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]          No ______

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                                      INDEX


PART I                  FINANCIAL INFORMATION                      Page No.

   Item 1.      Financial Statements

                Introductory Note to Financial Statements                     2

                Balance Sheets as of March 31, 1996 and  December 31, 1995    3

                Statements  of  Operations  For the Three Months Ended
                March 31, 1996 and 1995                                       4

                Statements  of Partners'  Capital  Accounts  (Deficit)  For
                the Three Months Ended March 31, 1996 and the Year Ended
                December 31, 1995                                             5

                Statements  of Cash Flows For the Three  Months  Ended
                March 31, 1996 and 1995                                       6

                Notes to Financial Statements                             7 - 8

   Item 2.      Management's  Discussion  and  Analysis of  Financial
                Condition  and Results of Operations                      9 -10



PART II                   OTHER INFORMATION

   Items  1-5 No  information is provided  as the  answers  to  Items  1 through  5 are inapplicable.

   Item 6.        Exhibits and reports on Form 8-K                           10

                                     PART I

Item 1.   Financial Statements

Introductory Note to Financial Statements

The accompanying financial statements have been prepared by Atlantic City Boardwalk Associates, L.P. ("Partnership") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

Although management believes that the disclosures included herein are adequate to make the information contained herein not misleading, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles are omitted herein and are incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                 Balance Sheets
                      March 31, 1996 and December 31, 1995


                                                            (Unaudited)
                  Assets                                 1996            1995
                  ------                               ----------    ---------

Current assets:
     Cash and cash equivalents               $     1,755,000          1,535,000
     Rent due from New Claridge                      240,000            298,000
     Interest receivable from partners                36,000             28,000
     Prepaid expenses                                223,000            313,000
     Other assets                                    141,000            199,000
                                             ---------------    ---------------
              Total current assets                 2,395,000          2,373,000
                                             ---------------    ---------------

Hotel Assets                                     180,854,000        180,298,000
Less:  Accumulated depreciation and amortization  95,723,000         94,057,000
                                             ---------------    ---------------

              Net Hotel Assets                    85,131,000         86,241,000
                                             ---------------    ---------------

Note receivable from New Claridge,
     including accrued interest  of
     $2,934,000 and $2,826,000 in
     1996 and 1995, respectively                   6,534,000          6,426,000
Deferred rent from New Claridge                   39,281,000         39,856,000
Intangibles, net of accumulated
  amortization of $3,558,000 and
  $3,526,000 in 1996 and 1995,
  respectively                                       247,000            279,000
                                                 -----------        -----------

                                          $      133,588,000        135,175,000
                                                 ===========        ===========

                   Liabilities and Partners' Capital Accounts

Current liabilities:
     Accounts payable                     $        1,530,000          1,400,000
     Accrued interest due New Claridge             1,239,000          1,274,000
     Current portion of long-term debt
       due principally to
         New Claridge                             14,707,000         14,051,000
                                                ------------       ------------
              Total current liabilities           17,476,000         16,725,000
                                                ------------       ------------

Long-term debt due principally to
   New Claridge, including
   accrued interest of $20,000,000
    in 1996 and 1995                             101,074,000        104,315,000

Partners' capital accounts (deficit):
     New general partners                             66,000             57,000
     Former general partners                         149,000            144,000
     Special limited partners                       (225,000)          (234,000)
     Investor limited partners                    15,048,000         14,168,000
                                                ------------       -------------

Total partners' capital accounts (deficit)        15,038,000         14,135,000

Commitments and contingencies                    ____________       ___________

                                               $ 133,588,000         135,175,000
                                                 ===========         ===========

                See accompanying notes to financial statements.


                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                            Statements of Operations
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995


                                                                        1996             1995
                                                                      ----------       --------
Revenues:

     Rent from New Claridge for the lease of Hotel Assets       $    9,848,000          9,669,000
     Interest from New Claridge                                        108,000            108,000
     Interest from Special Limited Partners                              9,000              9,000
     Investment                                                         27,000             33,000
                                                                     ---------         ----------

                                                                     9,992,000          9,819,000
                                                                     ---------          ---------


Expenses:
     Cost of maintaining and repairing
         Hotel Assets paid to New Claridge                           3,083,000           2,896,000
     Interest, principally on mortgages to New Claridge              4,108,000           4,408,000
     General and administrative                                        167,000             160,000
     General Partners' management fee                                   33,000              33,000
     Depreciation and amortization                                   1,698,000           1,659,000
                                                                     ---------           ---------

                                                                     9,089,000           9,156,000
                                                                     ---------           ---------


Net income                                                      $      903,000             663,000
                                                                    ==========          ==========

Net income per limited partnership unit
(450 units outstanding at the end of each period)               $        1,976               1,449
                                                                   ===========         ===========


See accompanying notes to financial statements.



                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

               Statements of Partners' Capital Accounts (Deficit)
                    For the Three Months Ended March 31, 1996
                      and the Year Ended December 31, 1995




                                                          Class A       Class B        Class A           Class B           Total
                               New         Former         Special       Special        Investor          Investor         Partners'
                             General       General        Limited       Limited        Limited           Limited          Capital
                            Partners      Partners       Partners      Partners        Partners          Partners        Accounts
                            --------      --------       --------      --------        --------          --------        --------


Partners' Capital

Accounts (Deficit),
December 31, 1994          $  30,000       127,000        (17,000)     (244,000)       2,806,000         8,710,000       11,412,000

Net income                    27,000        17,000          2,000        25,000          651,000         2,001,000        2,723,000
                              ------      --------      ---------       --------       ----------       -----------      -----------

Partners' Capital
Accounts (Deficit),
December 31, 1995             57,000       144,000        (15,000)     (219,000)       3,457,000        10,711,000       14,135,000

Net income
(unaudited)                    9,000         5,000          1,000         8,000          216,000           664,000          903,000
                              ------      --------      ---------      ---------       ----------      ------------     ------------

Partners' Capital
Accounts (Deficit),
March 31, 1996
(unaudited)                $  66,000       149,000        (14,000)     (211,000)       3,673,000        11,375,000       15,038,000
                              ======       =======         ======       =======        =========        ==========       ==========

See accompanying notes to financial statements.



                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                            Statements of Cash Flows
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995

                                                                    1996             1995
                                                                  --------        --------

Cash flows from operating activities:

     Net income                                               $    903,000         663,000
        Adjustments to reconcile net income to
        net cash provided by operating activities:
          Depreciation and amortization                          1,698,000       1,659,000
          Accretion of discount on mortgage note                   361,000         314,000
          Deferred rent                                            575,000         518,000
          Deferred interest on receivable from New Claridge       (108,000)       (108,000)
          Change in current assets and liabilities:
             Decrease in rent due from New Claridge,
                interest receivable from partners, prepaid
                expenses and other assets                          198,000          64,000
                  Increase in accounts payable and
                      accrued interest due New Claridge              95,000        223,000
                                                                -----------     ----------

                 Net cash provided by operating activities        3,722,000      3,333,000
                                                                  ---------     ----------

Cash flows from investing activities:
     Purchase of Hotel Assets                                     (556,000)       (825,000)
                                                                 ----------      ----------

                      Net cash used in investing activities       (556,000)       (825,000)
                                                                 ----------      ----------

Cash flows from financing activities:
     Proceeds of borrowings from New Claridge                      570,000         796,000
     Principal payments of debt, principally to New Claridge    (3,516,000)     (3,207,000)
                                                                 ---------       ---------

                      Net cash used in financing activities     (2,946,000)     (2,411,000)
                                                                ----------      -----------

Net increase in cash and cash equivalents                          220,000          97,000
Cash and cash equivalents, beginning of period                   1,535,000       1,664,000
                                                                ----------       ---------

Cash and cash equivalents, end of period                    $    1,755,000       1,761,000
                                                                 =========       =========

Supplemental cash flow information:
   Interest paid, principally to New Claridge               $    3,942,000       4,228,000
                                                                 =========       =========
Supplemental noncash investing and financing activities:
   Capital lease obligation incurred to acquire Hotel Asset $       -              557,000
                                                                 =========      ==========

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

         The Corporation had a net loss of $3,073,000 for the three months ended March 31, 1996 compared to a net loss of $1,691,000 for the same period in 1995. Revenues during the first quarter of 1996 were adversely affected by several winter storms, most notably the "Blizzard of the Century" in January, which blanketed the Northeastern United States with a record amount of snow. In addition, New Claridge, as well as all Atlantic City casinos, offers coin incentives to patrons arriving by bus. In the first quarter of 1996, New Claridge issued $4,617,000 of coin incentives to 231,000 bus passengers arriving at the Claridge, compared to $2,406,000 issued to 182,000 bus passengers in the first quarter of 1995. Competition for attracting bus passengers in the first quarter of 1996 continued citywide, taking the form of increased incentives offered, which New Claridge matched due to its dependence on the bus passenger market.

         The ownership and operation of casino-hotel facilities in Atlantic City are subject to extensive state regulation under the Casino Control Act under the direction of the New Jersey Casino Control Commission. The Casino Control Act provides that various categories of entities must hold appropriate casino licenses. The Partnership currently operates under a four-year casino service industry license effective October 31, 1995, while New Claridge operates under a four-year casino operator's license effective September 30, 1995.

(3)      Contingencies

         The Restructuring Agreement provided for Del Webb Corporation ("Webb") to retain an interest equal to $20 million plus interest from December 1, 1988 accruing at the rate of 15% per annum compounded quarterly ("Contingent Payment") in any proceeds ultimately recovered from the operations and/or the sale or refinancing of the Claridge facility in excess of the First Mortgage loan and other liabilities. To give effect to this Contingent Payment, the Corporation and the Partnership agreed not to make any distributions to the holders of their equity securities, whether derived from operations or from sale or refinancing proceeds, until Webb had received the Contingent Payment.

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

         On April 2, 1990, Webb transferred its interest in the Contingent Payment to an irrevocable trust for the benefit of the Valley of the Sun United Way, and upon such transfer Webb was no longer required to be qualified or licensed by the Commission. On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option was $1 million, and the option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of payment of the purchase price if the purchase occurs after December 31, 1996. The purchase price may also increase in an amount not to exceed $10 million if future distributions to Releasing Partners/Investors exceed $20 million. It is estimated that at March 31, 1996, the aggregate amount owing in respect of the Contingent Payment was $58.9 million.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 1996
as Compared to the Three Months Ended March 31, 1995

Rental income for the three months ended March 31, 1996 increased $179,000 as compared to the three months ended March 31, 1995. New Claridge pays as additional rent, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements ("FF&E"). FF&E notes payable outstanding as of March 31, 1996 are approximately $1 million higher when compared to notes payable outstanding as of March 31, 1995. Accordingly, this caused the Partnership's debt service relating to FF&E to increase in 1996 as compared to the same period in 1995, resulting in increased rents in 1996.

The Partnership has an agreement with New Claridge whereby New Claridge provides facility maintenance and engineering services for the Claridge. The agreement calls for the reimbursement of the actual facilities and maintenance costs incurred on the Partnership's behalf. The cost of maintaining and repairing Hotel Assets increased $187,000 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 due to an increase in New Claridge's maintenance and engineering salaries and wages and payroll related expenses.

For the three months ended March 31, 1996, interest expense decreased $300,000 as compared to the same period ended March 31, 1995 due to principal payments made during 1995 and 1996 that reduced the average outstanding balance of the wraparound and expansion mortgages.

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

Per the terms of an amendment to the Operating Lease Agreement executed as of August 1, 1991, during the years 1991 to 1998 contractual rents in excess of debt service and Partnership expenses can be abated up to $38,820,000 in the aggregate but not in excess of $10,000,000 in any one calendar year. Cumulative abated rents as of March 31, 1996 total approximately $30,691,000, leaving $8,129,000 still to be abated in the future. The amount which will be abated in future periods cannot be determined until the Partnership incurs expenses and debt service in those periods. However, it is anticipated by the general partners as well as the management of New Claridge that the remaining abatement of $8,129,000 will be fully utilized by the first quarter of 1997.

Under the terms of the option to purchase the Contingent Payment (see "Contingencies" - Note 3 to the financial statements), upon purchase of the Contingent Payment, the Partnership and/or the Corporation are required to make distributions in excess of $7 million to the Releasing Partners/Investors. The Partnership and the Corporation have agreed to cooperate in the purchase of the option and the Contingent Payment, with each contributing one-half of the purchase price of the option and each anticipated to contribute one-half of the purchase price of the Contingent Payment. A portion of the Partnership's contribution will be contributed through additional abatements of basic rent payments due under the Operating Lease and the Expansion Operating Lease as follows. Additional abatements of rent totaling $500,000 are available as a result of the acquisition of the option to purchase the Contingent Payment, and further abatements will become available upon exercising the Contingent Payment option. These additional abatements will be utilized after the original rent abatement of $38,820,000 (as discussed above) has been fully utilized.

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

The ownership and operation of casino-hotel facilities in Atlantic City are subject to extensive state regulation under the Casino Control Act under the direction of the New Jersey Casino Control Commission. The Casino Control Act provides that various categories of entities must hold appropriate casino licenses. The Partnership currently operates under a four-year casino service industry license effective October 31, 1995, while New Claridge operates under a four-year casino operator's license effective September 30, 1995.

The Partnership had a working capital deficiency of approximately $15,081,000 as of March 31, 1996 and $14,352,000 as of December 31, 1995. The working capital deficiency primarily results from the consummation of the Restructuring Agreement. As part of the restructuring, the Partnership's cash flow was reduced to an amount no greater than what the Partnership needs to pay Partnership expenses, including debt service. Thus, so long as the Claridge is financially viable and continues to make all payments under the operating leases, the Partnership expects to be able to pay its current liabilities.



                                     PART II

Item 6.   Exhibits and reports on Form 8-K

      (a) Not applicable.
      (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Atlantic City Boardwalk Associates, L.P.
                                                  Registrant





Date       May 10, 1996                        /s/ Anthony C. Atchley
                                               _______________________
                                            By     Anthony C. Atchley,
                                                   General Partner


Date          May 10, 1996                    /s/  Gerald C. Heetland
                                              _______________________
                                            By     Gerald C. Heetland,
                                                   General Partner


Date          May 10, 1996                   /s/   Anthony C. Atchley
                                             _________________________
                                            By     AC Boardwalk Partners
                                                   Corporation, General
                                                   Partner
                                            By     Anthony C. Atchley, President