Form 10-Q
period 1996-06-30
ATLANTIC CITY BOARDWALK ASSOCIATES LP
filed 1996-08-14
CIK 730408

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended                              June 30, 1996


 [  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from                               to

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                                      INDEX


PART I                         FINANCIAL INFORMATION                    Page No.

        Item 1.         Financial Statements

                        Introductory Note to Financial Statements           2

                        Balance Sheets As of June 30, 1996 and
                        December 31, 1995                                   3

                        Statements  of  Operations  For the Three-
                        Month and Six-Month Periods Ended June 30,
                        1996 and 1995                                       4

                        Statements of Changes in Partners' Capital
                        Accounts (Deficit) For the Six  Months
                        Ended June 30, 1996 and the Year Ended
                        December 31, 1995                                   5

                        Statements  of Cash Flows For the Six Months
                        Ended June 30,  1996 and 1995                       6

                        Notes to Financial Statements                   7 - 9

        Item 2.         Management's  Discussion  and Analysis of
                        Financial Condition and Results of Operations  10 -13



PART II                       OTHER INFORMATION

      Items 1-5          No  information  is  provided  as the
                         answers  to Items 1 through 5 are inapplicable.

         Item 6.         Exhibits and reports on Form 8-K                 13

                                     PART I

Item 1.   Financial Statements

Introductory Note to Financial Statements

The accompanying financial statements have been prepared by Atlantic City Boardwalk Associates, L.P. ("Partnership") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of June 30, 1996 and December 31, 1995, the results of operations for the three and six months ended June 30, 1996 and 1995, and the cash flows for the six months ended June 30, 1996 and 1995.

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

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                 Balance Sheets
                       June 30, 1996 and December 31, 1995

                                                             (Unaudited)
      Assets                                          1996               1995
                                                     -----              ----

Current assets:
     Cash and cash equivalents                $     1,426,000          1,535,000
     Rent due from New Claridge                       214,000            298,000
     Interest receivable from partners                 46,000             28,000
     Prepaid expenses                                  96,000            313,000
      Other assets                                     78,000            199,000
                                                   ----------            -------
              Total current assets                  1,860,000          2,373,000
                                                  -----------        -----------
Hotel Assets                                      181,203,000        180,298,000
Less:  Accumulated depreciation and amortization   97,404,000         94,057,000
                                                   ----------        -----------

              Net Hotel Assets                     83,799,000         86,241,000
                                                   ----------         ----------

Note receivable from New Claridge, including
  accrued interest of $3,042,000 and
  $2,826,000 in 1996 and 1995, respectively         6,642,000          6,426,000
Deferred rent from New Claridge                    39,024,000         39,856,000
Intangibles, net of accumulated amortization of
  $3,590,000 and $3,526,000 in 1996
   and 1995, respectively                             215,000            279,000
                                                     --------           --------

                                                $ 131,540,000        135,175,000
                                                  ===========        ===========

               Liabilities and Partners' Capital Accounts

Current liabilities:
     Accounts payable                         $     1,210,000          1,400,000
     Accrued interest due New Claridge              1,198,000          1,274,000
     Current portion of long-term debt
       due principally to New Claridge             15,465,000         14,051,000
                                                   ----------         ----------
              Total current liabilities            17,873,000         16,725,000
                                                   ----------         ----------

Long-term debt due principally to New
   Claridge, including accrued interest            97,590,000        104,315,000
   of $20,000,000 in 1996 and 1995                 ----------        -----------

Partners' capital accounts (deficit):
     New general partners                              76,000             57,000
     Former general partners                          156,000            144,000
     Special limited partners                        (215,000)         (234,000)
     Investor limited partners                     16,060,000         14,168,000
                                                   ----------         ----------

       Total partners' capital accounts (deficit)  16,077,000         14,135,000

Commitments and contingencies
                                                  -----------        -----------
                                                $ 131,540,000        135,175,000
                                                  ===========        ===========

See accompanying notes to financial statements.

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                            Statements of Operations
                                   (Unaudited)



                                                Three Months Ended              Six Months Ended
                                                       June 30,                      June 30,
                                                  -------------------           ----------------
                                                  1996          1995            1996           1995
                                                  ----          ----            ----           ----

Revenues:
     Rent from New Claridge for
         the lease of Hotel Assets            $ 9,894,000      9,617,000       19,742,000     19,286,000
     Interest from New Claridge                   108,000        108,000          216,000        216,000
     Interest from Special Limited Partners         9,000          9,000           18,000         18,000
     Investment                                    28,000         33,000           55,000         66,000
                                             ------------     -----------     -----------     ----------

                                               10,039,000        9,767,000     20,031,000     19,586,000
                                             ------------      -----------     ----------     ----------

Expenses:
     Cost of maintaining and repairing
         Hotel Assets, paid to New Claridge     3,065,000        2,856,000      6,148,000      5,752,000
     Interest, principally on mortgages to
         New Claridge                           4,025,000        4,343,000      8,133,000      8,751,000
     General and administrative                   165,000          198,000        332,000        358,000
     General Partners' management fee              32,000           32,000         65,000         65,000
     Depreciation and amortization              1,713,000        1,666,000      3,411,000      3,325,000
                                               ----------        ---------      -----------  -----------

                                                9,000,000        9,095,000     18,089,000     18,251,000
                                               ----------        ---------     ----------    -----------

Net income                                    $ 1,039,000          672,000      1,942,000      1,335,000
                                               ==========      ===========     ==========    ===========



Net income per limited partnership unit
(450 units outstanding
      at the end of each period)              $    2,271            1,471           4,247          2,920
                                              ==========      ============     ==========    ===========


See accompanying notes to financial statements.



                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

               Statements of Partners' Capital Accounts (Deficit)

                     For the Six Months Ended June 30, 1996
                      and the Year Ended December 31, 1995



                                                         Class A       Class B       Class A           Class B         Total
                            New           Former         Special       Special       Investor          Investor        Partners'
                            General       General        Limited       Limited       Limited           Limited         Capital
                            Partners      Partners       Partners      Partners      Partners          Partners        Accounts
                            --------      --------       --------      --------      --------          --------        --------


Partners' Capital
Accounts (Deficit),
December 31, 1994          $  30,000       127,000        (17,000)     (244,000)     2,806,000         8,710,000       11,412,000

Net income                    27,000        17,000          2,000        25,000        651,000         2,001,000        2,723,000
                              ------      --------      ---------   ------------    ----------       -----------      -----------

Partners' Capital
Accounts (Deficit),
December 31, 1995             57,000       144,000        (15,000)     (219,000)     3,457,000        10,711,000       14,135,000

Net income
(unaudited)                   19,000        12,000          1,000        18,000        464,000         1,428,000        1,942,000
                              ------      --------      ---------  ------------     ----------       -----------      -----------

Partners' Capital
Accounts (Deficit),
June 30, 1996
(unaudited)                $  76,000       156,000        (14,000)     (201,000)      3,921,000        12,139,000        16,077,000
                              ======       =======         ======       =======       =========        ==========        ==========



See accompanying notes to financial statements.



                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                            Statements of Cash Flows
                                   (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1995


                                                                                          1996             1995
                                                                                     -------------      -----------

Cash flows from operating activities:
     Net income                                                                      $  1,942,000        1,335,000
         Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization                                             3,411,000           3,325,000
              Accretion of discount on mortgage note                                      736,000             640,000
              Loss on disposal of assets                                                      -                47,000
              Deferred rent                                                               832,000             692,000
              Deferred interest on receivable from New Claridge                          (216,000)           (216,000)
              Change in current assets and liabilities:
              Decrease in rent due from New Claridge,
                  interest receivable from partners,
                  prepaid expenses and other assets                                       404,000             154,000
              Decrease in accounts payable and
                  accrued interest due New Claridge                                      (266,000)           (105,000)
                                                                                        ----------          ----------

                  Net cash provided by operating activities                             6,843,000            5,872,000
                                                                                        ---------            ---------

Cash flows from investing activities:
     Purchase of Hotel Assets                                                            (905,000)         (1,334,000)
     Proceeds from sale of Hotel Assets                                                      -                 22,000
                                                                                     -------------         -----------

                  Net cash used in investing activities                                  (905,000)         (1,312,000)
                                                                                     -------------         -----------

Cash flows from financing activities:
     Proceeds of borrowings from New Claridge                                            1,073,000           1,566,000
     Principal payments of debt, principally to New Claridge                            (7,120,000)         (6,236,000)
                                                                                        ----------         -----------

               Net cash used in financing activities                                    (6,047,000)         (4,670,000)
                                                                                        ----------           ----------

Net decrease in cash and cash equivalents                                                 (109,000)           (110,000)
Cash and cash equivalents, beginning of period                                           1,535,000           1,664,000
                                                                                         ---------           ---------

Cash and cash equivalents, end of period                                             $   1,426,000           1,554,000
                                                                                         =========           =========

Supplemental cash flow information:
     Interest paid                                                                   $   7,794,000           8,812,000
                                                                                         =========           =========
Supplemental noncash investing and financing activities:
     Capital lease obligation incurred to acquire Hotel Asset                         $    -                   557,000
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

         The Corporation had a net loss of $6,314,000 net of income tax benefit of $3,931,000, for the six months ended June 30, 1996 compared to a net loss of $1,848,000, net of income tax benefit of $807,000, for the same period in 1995. Revenues during the first quarter of 1996 were adversely affected by several winter storms, most notably the "Blizzard of the Century" in January, which blanketed the Northeastern United States with a record amount of snow. In addition, citywide casino capacity has continued to increase over the first half of 1995, reflected in a 5.9% increase in the average casino square footage, and a 7.8% increase in the average number of slot machines, including the opening of the Trump World's Fair Casino in May 1996. These expansions have resulted in heightened efforts among the Atlantic City casinos to compete for market share. Intense competition for attracting the bus passenger market continued citywide during the six months ended 1996, taking the form of increased coin incentives offered to passengers arriving by bus. Due to the lack of a self-parking garage and its dependency on the bus market, the Claridge has had to remain competitive with the incentives offered by other Atlantic City casinos in order to maintain its share of this market. During the first six months of 1996, New Claridge issued $11,112,000 of coin incentives to 549,000 bus passengers arriving at the Claridge, compared to $5,345,000 issued to 438,000 bus passengers in the first quarter of 1995. Also during the six months ended June 30, 1996, general and administrative expenses increased $2,335,000 from the same period in 1995. This increase is primarily the result of increased advertising expenditures.

         On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes due in 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge, and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 1994, with the Notes coming due on February 1, 2002.

         At June 30, 1996, the Corporation had a working capital deficit of $555,000 as compared to working capital of $15,122,000 at December 31, 1995. This decrease in working capital is principally attributable to a decrease in cash and cash equivalents of $17,262,000 (primarily due to payments for the construction of the self-parking garage and interest due on the First Mortgage Notes) and an increase in accounts payable of $2,947,000 (primarily due to accruals related to the construction of the self-parking garage), partially offset by a decrease in other current liabilities of $2,423,000, and an increase in accounts receivable of $1,168,000.


(3)      Licensing

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


(4)      Contingencies

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

         On April 2, 1990, Webb transferred its interest in the Contingent Payment to an irrevocable trust for the benefit of the Valley of the Sun United Way, and upon such transfer Webb was no longer required to be qualified or licensed by the Commission. On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option was $1 million, and the option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of payment of the purchase price if the purchase occurs after December 31, 1996. The purchase price may also increase in an amount not to exceed $10 million if future distributions to Releasing Partners/Investors exceed $20 million. It is estimated that at June 30, 1996, the aggregate amount owing in respect of the Contingent Payment was $61.1 million.

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

(5)      Recently Adopted Accounting Pronouncements

         During the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"
         ("SFAS 121"). SFAS 121 requires that a review for impairment be performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. In performing the review for recoverability, the Partnership should evaluate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The adoption of SFAS 121 on January 1, 1996 did not require any impairment to be recognized during the first half of 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three-Month and Six-Month Periods Ended June 30, 1996 as Compared to the Three-Month and Six-Month Periods Ended June 30, 1995

Rental income for the three months ended June 30, 1996 increased $277,000 as compared to the three months ended June 30, 1995, and $456,000 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. New Claridge pays as additional rent, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements ("FF&E"). The Partnership's debt service relating to FF&E was higher in 1996 than in 1995, resulting in increased rents in 1996.

The Partnership has an agreement with New Claridge whereby New Claridge provides facility and maintenance and engineering services for the Claridge. The agreement calls for the reimbursement of the actual facilities and maintenance costs incurred on the Partnership's behalf. The cost of maintaining and repairing Hotel Assets increased $209,000 and $396,000, respectively, during the three- and six-month periods ended June 30, 1996 as compared to the same periods in 1995. These increases are due to an increase in New Claridge's maintenance and engineering salaries and wages and payroll related expenses, along with a general overall increase in the cost of maintaining the facilities.

For the three- and six-month periods ended June 30, 1996, interest expense decreased $318,000 and $618,000, respectively, as compared to the same periods ended June 30, 1995. These decreases are due to principal payments made during 1995 and 1996 that reduced the average outstanding balance of the wraparound and expansion mortgages.

General and administrative expenses for the three months ended June 30, 1996 decreased $33,000 as compared to the three months ended June 30, 1995 and $26,000 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1996. During the three months ended June 30, 1995 a $47,000 loss on the disposal of assets was recorded and included in general and administrative expenses. By removing the effect of this loss, general and administrative expenses actually increased $14,000 for the three months ended June 30, 1996 and $21,000 for the six months ended June 30, 1996. These increases are due to higher insurance premiums being paid by the Partnership during 1996 when compared to 1995.

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

Per the terms of an amendment to the Operating Lease Agreement executed as of August 1, 1991, during the years 1991 to 1998 contractual rents in excess of debt service and Partnership expenses can be abated up to $38,820,000 in the aggregate but not in excess of $10,000,000 in any one calendar year. Cumulative abated rents as of June 30, 1996 total approximately $33,055,000, leaving $5,765,000 still to be abated in the future. The amount which will be abated in future periods cannot be determined until the Partnership incurs expenses and debt service in those periods. However, it is anticipated by the general partners as well as the management of New Claridge that the remaining abatement of $5,765,000 will be fully utilized by the first quarter of 1997.

Under the terms of the option to purchase the Contingent Payment (see "Contingencies" - Note 4 to the financial statements), upon purchase of the Contingent Payment, the Partnership and/or the Corporation are required to make distributions in excess of $7 million to the Releasing Partners/Investors. The Partnership and the Corporation have agreed to cooperate in the purchase of the option and the Contingent Payment, with each contributing one-half of the purchase price of the option and each anticipated to contribute one-half of the purchase price of the Contingent Payment. A portion of the Partnership's contribution will be contributed through additional abatements of basic rent payments due under the Operating Lease and the Expansion Operating Lease as follows. Additional abatements of rent totaling $500,000 are available as a result of the acquisition of the option to purchase the Contingent Payment, and further abatements will become available upon exercising the Contingent Payment option. These additional abatements will be utilized after the original rent abatement of $38,820,000 (as discussed above) has been fully utilized.

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

The ability of the Partnership to continue to fulfill its obligations is dependent upon the ability of New Claridge to continue to make rental payments when due. On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes due in 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge, and
(iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 1994, with the Notes coming due on February 1, 2002.

A portion of the net proceeds of $82.2 million, after deducting fees and expenses, was used as follows:

(i) to repay in full the Corporation's outstanding debt under the Revolving Credit and Term Loan Agreement (the "Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by the First Mortgage. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's $7.5 million revolving credit line arrangement was terminated. The Corporation has been seeking to obtain a new line of credit arrangement, however, to date such attempts have been unsuccessful;

(ii) to fund the cost of a 12,000 square foot expansion of the Claridge's casino capacity, the addition of approximately 500 slot machines, and the relocation of two restaurants and their related kitchen areas. The total cost of this expansion, which became fully operational on June 30, 1994, was approximately $12.7 million; and

(iii) the acquisition of land, at a cost of $7.5 million, adjacent to New Claridge's existing valet-parking facility, which was used for the construction of a self-parking facility. The total cost of constructing the self-parking facility, which was substantially completed by June 30, 1996, is expected to be approximately $20 million, excluding the cost of interest capitalized during the construction period.

On June 28, 1996, the Corporation opened its new $27 million, 1,200-space parking garage. On July 10, 1996, the facility was closed as a result of a fatal accident which occurred in the garage. The self-parking garage will not be reopened until certain structural enhancements are completed and all necessary approvals of the enhancements are obtained, which is expected to be in mid-September 1996.

At June 30, 1996, the Corporation had a working capital deficit of $555,000 as compared to working capital of $15,122,000 at December 31, 1995. This decrease in working capital is principally attributable to a decrease in cash and cash equivalents of $17,262,000 (primarily due to payments for the construction of the self-parking garage and interest due on the First Mortgage Notes) and an increase in accounts payable of $2,947,000 (primarily due to accruals related to the construction of the self-parking garage), partially offset by a decrease in other current liabilities of $2,423,000, and an increase in accounts receivable of $1,168,000.

During the first six months of 1996, the Corporation's working capital was reduced substantially as a result of significant operating losses during that period, as well as significant capital expenditures for construction of the self-parking garage, with cash flows used in operating activities (i.e., negative cash flow) amounting to $8,292,000, and cash flows used in investment activities during that period amounting to $8,970,000. During the same period, the Corporation's Adjusted EBITDA (as defined below) was only $749,000 compared to $9,264,000 for the first half of 1995. While expenditures for construction of the self-parking garage have largely been completed, the factors that contributed to the negative cash flow and substantially reduced Adjusted EBITDA for the first six months of 1996, including increased and new competition in the Atlantic City casino market, appear to be continuing. In addition, the Corporation has essentially lost any potential positive impact during the third quarter of 1996 from the opening of its new self-parking garage, since the garage is now closed due to a fatal accident which occurred on July 10, 1996, and is not expected to be reopened until mid-September 1996.

While it is possible that the Corporation's operating results could improve over the remainder of the year with the reopening of the self-parking garage in mid-September, and should the competitive pressures in the Atlantic City market ease, the Corporation anticipates that it is more likely for there to be a continuation of the current level of operating results for the foreseeable future. As a result, the Corporation is attempting to conserve its cash by taking various steps to reduce operating expenses. In addition, the Corporation intends to explore other means of conserving cash resources and the possibility of obtaining additional sources of financing. This may include approaching the holders of the Corporation's Notes to request relief from certain provisions of the Indenture governing the Notes. The Board of Directors of the Corporation has authorized management of the Corporation to engage financial advisors to assist management and the Board in evaluating various options, which could include a sale or refinancing of the Claridge. In addition, the Corporation has been seeking to obtain a new line of credit arrangement; however, to date such attempts have been unsuccessful, and given the operating results for the first half of 1996, without modifications of certain provisions of the Indenture governing the Notes, it is unlikely that the Corporation will be able to secure a line of credit. With the lower level of revenues that normally can be expected by the Corporation during the upcoming winter months, it is likely that the Corporation will need to implement a number of these steps in order to have sufficient cash to meet its cash needs.

For the six months ended June 30, 1996, the Corporation's "Adjusted EBITDA" was $749,000, compared to $9,264,000 for the same period of 1995. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments," which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles.

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

The Partnership had a working capital deficiency of approximately $16,013,000 as of June 30, 1996 and $14,352,000 as of December 31, 1995. The working capital deficiency primarily results from the consummation of the Restructuring Agreement. As part of the restructuring, the Partnership's cash flow was reduced to an amount no greater than what the Partnership needs to pay Partnership expenses, including debt service. Thus, so long as the Claridge is financially viable and continues to make all payments under the operating leases, the Partnership expects to be able to pay its current liabilities.



                                     PART II

Item 6.    Exhibits and reports on Form 8-K

           (a) Not applicable.
           (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Atlantic City Boardwalk Associates, L.P.
                                             Registrant




Date   August 13, 1996                    /s/  Anthony C. Atchley
       ----------------------             --------------------------------------
                                      by  Anthony C. Atchley, General Partner


Date  August 13, 1996                     /s/  Gerald C. Heetland
      -----------------------             --------------------------------------
                                      by  Gerald C. Heetland, General Partner


Date  August 13, 1996                     /s/  Anthony C. Atchley
      -----------------------            ---------------------------------------
                                      by  AC Boardwalk Partners Corporation,
                                             General Partner
                                      by  Anthony C. Atchley, President