Form 10-Q
period 1996-09-30
ATLANTIC CITY BOARDWALK ASSOCIATES LP
filed 1996-11-14
CIK 730408

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1996


[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from ________________ to _____________________

                         Commission file number 33-27399




                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)





                New Jersey                              22-2469174
__________________________________           ___________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


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

                                      INDEX


PART I                      FINANCIAL INFORMATION                   Page No.

     Item 1.     Financial Statements

                 Introductory Note to Financial Statements              2

                 Balance Sheets As of September 30, 1996 and
                 December 31, 1995                                      3

                 Statements  of  Operations For  the  Three-Month
                 and Nine-Month Periods Ended September 30, 1996
                 and 1995                                               4

                 Statements of Changes in Partners' Capital
                 Accounts (Deficit) For the Nine Months  Ended
                 September 30, 1996 and the Year Ended
                 December 31, 1995                                      5

                 Statements  of Cash Flows For the Nine Months
                 Ended September 30, 1996 and 1995                      6

                 Notes to Financial Statements                     7 - 10

     Item 2.     Management's Discussion and Analysis of
                 Financial  Condition and Results of Operations   11 - 16



PART II                          OTHER INFORMATION

     Items 1-5   No information is provided as the answers to
                 Items 1 through 5 are inapplicable.

     Item 6.     Exhibits and reports on Form 8-K                      16

                                     PART I

Item 1.   Financial Statements

Introductory Note to Financial Statements

The accompanying financial statements have been prepared by Atlantic City Boardwalk Associates, L.P. ("Partnership") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of September 30, 1996 and December 31, 1995, the results of operations for the three and nine months ended September 30, 1996 and 1995, and the cash flows for the nine months ended September 30, 1996 and 1995.

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

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                 Balance Sheets
                    September 30, 1996 and December 31, 1995

                                              (Unaudited)
               Assets                             1996               1995
               ______                          __________         ________

Current assets:
     Cash and cash equivalents                 $1,366,000          1,535,000
     Rent due from New Claridge                   236,000            298,000
     Interest receivable from partners             55,000             28,000
     Prepaid expenses                             362,000            313,000
      Other assets                                224,000            199,000
                                                ---------          ---------
              Total current assets              2,243,000          2,373,000
                                                ---------          ---------

Hotel Assets                                  183,519,000        180,298,000
Less:  Accumulated depreciation
       and amortization                        98,891,000         94,057,000
                                               ----------         ----------

              Net Hotel Assets                 84,628,000         86,241,000
                                               ----------         ----------

Note receivable from New Claridge, including
   accrued interest  of $3,150,000 and $2,826,000
   in 1996 and 1995, respectively               6,750,000          6,426,000
Deferred rent from New Claridge                38,356,000         39,856,000
Intangibles, net of accumulated
   amortization of $3,621,000 and
   $3,526,000 in 1996 and 1995,
   respectively                                   184,000            279,000
                                               ----------           --------

                                             $132,161,000        135,175,000
                                             ============        ===========

                   Liabilities and Partners' Capital Accounts


Current liabilities:
     Accounts payable                          $1,454,000          1,400,000
     Accrued interest due New Claridge          1,186,000          1,274,000
     Current portion of long-term debt
     due principally to New Claridge           16,143,000         14,051,000
                                               ----------         ----------
              Total current liabilities        18,783,000         16,725,000
                                               ----------         ----------

Long-term debt due principally to New Claridge,
     including accrued interest of $20,000,000
     in 1996 and 1995                          96,155,000        104,315,000
                                               ----------        -----------

Partners' capital accounts (deficit):
     New general partners                          88,000             57,000
     Former general partners                      162,000            144,000
     Special limited partners                    (203,000)          (234,000)
     Investor limited partners                 17,176,000         14,168,000
                                               ----------         ----------

       Total partners' capital
          accounts (deficit)                   17,223,000         14,135,000

Commitments and contingencies                  ----------         ----------

                                             $132,161,000        135,175,000
                                             ============        ===========

See accompanying notes to financial statements.

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.


                           Statements of Operations
                                   (Unaudited)

                                           Three Months Ended          Nine Months Ended
                                              September 30,                September 30,
                                           -------------------         ------------------
                                           1996           1995         1996          1995
                                           ----           ----         -----         ----
Revenues:

     Rent from New Claridge for
         the lease of Hotel Assets       $ 9,756,000    9,543,000    29,498,000    28,829,000
     Interest from New Claridge              108,000      108,000       324,000       324,000
     Interest from Special Limited Partners    9,000        9,000        27,000        27,000
     Investment                               23,000       32,000        78,000        98,000
                                         -----------     --------    ----------    ----------

                                           9,896,000    9,692,000    29,927,000    29,278,000
                                         -----------    ---------    ----------    ----------

Expenses:
     Cost of maintaining and repairing
         Hotel Assets, paid to
         New Claridge                      3,071,000    2,968,000     9,219,000     8,720,000
     Interest, principally on mortgages to
         New Claridge                      4,005,000    4,167,000    12,138,000    12,918,000
     General and administrative              123,000      104,000       455,000       462,000
     General Partners' management fee         33,000       33,000        98,000        98,000
     Depreciation and amortization         1,518,000    1,671,000     4,929,000     4,996,000
                                           ---------    ---------     ---------    ----------

                                           8,750,000    8,943,000    26,839,000    27,194,000
                                           ---------    ---------    ----------    ----------


Net income                            $    1,146,000      749,000     3,088,000     2,084,000
                                           =========    =========     =========    ==========



Net income per limited partnership unit
 (450 units outstanding at the end
 of each period)                      $        2,506        1,636         6,753         4,556
                                       =============    ==========     ========    ==========


See accompanying notes to financial statements.


                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

               Statements of Partners' Capital Accounts (Deficit)

                  For the Nine Months Ended September 30, 1996
                      and the Year Ended December 31, 1995


                                                          Class A       Class B        Class A           Class B           Total
                               New         Former         Special       Special       Investor          Investor         Partners'
                             General       General        Limited       Limited        Limited           Limited          Capital
                            Partners      Partners       Partners      Partners        Partners          Partners        Accounts
                            --------      --------       --------      --------        --------          --------        --------


Partners' Capital
Accounts (Deficit),
December 31, 1994     $       30,000      127,000        (17,000)     (244,000)       2,806,000         8,710,000       11,412,000

Net income                    27,000       17,000          2,000        25,000          651,000         2,001,000        2,723,000
                          ----------     --------        --------    ---------        ---------        ----------       ----------

Partners' Capital
Accounts (Deficit),
December 31, 1995             57,000       144,000        (15,000)     (219,000)       3,457,000        10,711,000       14,135,000

Net income
(unaudited)                   31,000        18,000          2,000        29,000          738,000         2,270,000        3,088,000
                        ------------  ------------      ---------   ------------       ---------       -----------      -----------

Partners' Capital
Accounts (Deficit),
September 30, 1996
(unaudited)                $  88,000       162,000        (13,000)     (190,000)       4,195,000        12,981,000       17,223,000
                              ======  ============         ======       =======        =========        ==========       ==========



See accompanying notes to financial statements.


                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                            Statements of Cash Flows
                                   (Unaudited)

              For the Nine Months Ended September 30, 1996 and 1995

                                                                      1996            1995
                                                                   -------           ------
Cash flows from operating activities:
     Net income                                                 $3,088,000           2,084,000
         Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization                      4,929,000           4,996,000
              Accretion of discount on mortgage note             1,123,000             863,000
              Loss on disposal of assets                             -                  47,000
              Deferred rent                                      1,500,000           1,021,000
              Deferred interest on receivable from New Claridge   (324,000)           (324,000)
              Change in current assets and liabilities:
               (Increase) in rent due from New Claridge,
               interest receivable from partners,
                  prepaid expenses and other assets                (39,000)           (315,000)
               (Decrease) increase in accounts payable and
                  accrued interest due New Claridge                (34,000)            309,000
                                                                 ----------         ----------

                  Net cash provided by operating activities     10,243,000           8,681,000
                                                                 ----------         ----------

Cash flows from investing activities:
     Purchase of Hotel Assets                                   (3,221,000)         (1,682,000)
     Proceeds from sale of Hotel Assets                              -                  22,000
                                                                -----------         -----------

                  Net cash used in investing activities         (3,221,000)         (1,660,000)
                                                                -----------         -----------

Cash flows from financing activities:
     Proceeds of borrowings from New Claridge                    3,312,000           1,983,000
     Principal payments of debt, principally to New Claridge   (10,503,000)         (9,202,000)
                                                                ----------           ---------

               Net cash used in financing activities            (7,191,000)         (7,219,000)
                                                                ----------           ---------

Net decrease in cash and cash equivalents                         (169,000)           (198,000)
Cash and cash equivalents, beginning of period                   1,535,000           1,664,000
                                                                 ---------          ---------

Cash and cash equivalents, end of period                      $  1,366,000           1,466,000
                                                               ===========           =========

Supplemental cash flow information:
     Interest paid                                             $11,584,000         12,466,000
                                                                ==========         ==========
Supplemental noncash investing and financing activities:
     Capital lease obligation incurred to acquire Hotel Asset  $     -                557,000
                                                                ===========        ==========



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

         The Corporation had a net loss of $8,967,000 net of income tax benefit of $5,398,000, for the nine months ended September 30, 1996 compared to a net loss of $166,000, net of income tax expense of $604,000, for the same period in 1995. Revenues during the first quarter of 1996 were adversely affected by several winter storms, most notably the "Blizzard of the Century" in January, which blanketed the Northeastern United States with a record amount of snow. In addition, citywide casino capacity has continued to increase over the total capacity available in 1995, reflected in a 7.8% increase in the average casino square footage, and a 9.6% increase in the average number of slot machines, including the opening of the Trump World's Fair Casino in May 1996. These expansions have resulted in heightened efforts among the Atlantic City casinos to compete for market share.

         On July 10, 1996, the Claridge's $28 million self-parking garage, which had been opened on June 28, 1996, was closed due to a fatal accident; the self-parking garage was not reopened until September 20, 1996, when certain structural enhancements were completed. As a result of not having the use of the self-parking garage during the busy summer season, the Claridge was unable to fully take advantage of certain promotional programs designed to capture the more profitable drive-in casino patron. Competition for casino patrons remained heightened during the nine months ended September 30, 1996, as the many recently expanded casinos and the newly-opened Trump World's Fair Casino, strived to acquire and maintain their "fair share" of the casino revenue market. In addition, major infrastructure improvements in Atlantic City have commenced in connection with the construction of the new Convention Center and the corridor project linking the center to the boardwalk; as a result, there was considerable traffic congestion on roads leading into and around Atlantic City during the third quarter, contributing to the relatively disappointing citywide casino results.

         Competition for attracting the bus passenger market continued citywide during the nine months ended September 30, 1996, in the form of increased coin incentives offered to passengers arriving by bus. Due to its dependency on the bus market, the Claridge has had to remain competitive with the incentives offered by other Atlantic City casinos in order to maintain its share of this market. During the nine months ended September 30, 1996, bus coin incentives averaged $19 per passenger, compared to approximately $12 per passenger in the first nine months of 1995. In total $15,313,000 of coin incentives were issued to 803,000 bus passengers during the nine months ended September 30, 1996, compared to $8,729,000 issued to 718,000 passengers in the same period of 1995.

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

         As discussed below in the Form 10-Q under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," there is considerable doubt as to whether the Corporation will be able to meet its obligation to pay interest due on February 1, 1997 on its 11 3/4% Notes due 2002. As a result, the Corporation is in the process of formulating a proposal to the holders of the Notes to restructure the Corporation's obligations under the Notes.

         At September 30, 1996, the Corporation had a working capital deficit of $6,161,000 as compared to working capital of $15,122,000 at December 31, 1995. This decrease in working capital is principally attributable to a decrease in cash and cash equivalents of $25,142,000 (primarily due to payments for the construction of the self-parking garage and interest due on the First Mortgage Notes) and an increase in accounts payable of $1,214,000 (primarily due to accruals related to the construction of the self-parking garage), offset by an increase in accounts receivable of $1,583,000 (principally the current portion of the Expandable Wraparound Mortgages due from the Partnership), a decrease in accrued payroll and related benefits of $614,000, and a decrease in interest payable on the First Mortgage Notes of $2,496,000.


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

         On April 2, 1990, Webb transferred its interest in the Contingent Payment to an irrevocable trust for the benefit of the Valley of the Sun United Way, and upon such transfer Webb was no longer required to be qualified or licensed by the Commission. On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option was $1 million, and the option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of payment of the purchase price if the purchase occurs after December 31, 1996. The purchase price may also increase in an amount not to exceed $10 million if future distributions to Releasing Partners/Investors exceed $20 million. Due to the Corporation's recent financial situation (see Note 2, Financial Condition of the Partnership and New Claridge), it currently appears unlikely that this option will be exercised. It is estimated that at September 30, 1996, the aggregate amount owing in respect of the Contingent Payment was $63.4 million.

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


(5)      Recently Adopted Accounting Pronouncements

         During the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of
         ("SFAS 121"). SFAS 121 requires that a review for impairment be performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. In performing the review for recoverability, the Partnership should evaluate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The adoption of SFAS 121 on January 1, 1996 did not require any impairment to be recognized during the first nine months of 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 1996 as Compared to the Three-Month and Nine-Month Periods Ended September 30, 1995

Rental income for the three months ended September 30, 1996 increased $213,000 as compared to the three months ended September 30, 1995, and $669,000 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. New Claridge pays as additional rent, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements ("FF&E"). The Partnership's debt service relating to FF&E was higher in 1996 than in 1995, resulting in increased rents in 1996.

The Partnership has an agreement with New Claridge whereby New Claridge provides facility and maintenance and engineering services for the Claridge. The agreement calls for the reimbursement of the actual facilities and maintenance costs incurred on the Partnership's behalf. The cost of maintaining and repairing Hotel Assets increased $103,000 and $499,000, respectively, during the three- and nine-month periods ended September 30, 1996 as compared to the same periods in 1995. These increases are due to an increase in New Claridge's maintenance and engineering salaries and wages and payroll related expenses, along with a general overall increase in the cost of maintaining the facilities.

For the three- and nine-month periods ended September 30, 1996, interest expense decreased $162,000 and $780,000, respectively, as compared to the same periods ended September 30, 1995. These decreases are due to principal payments made during 1995 and 1996 that reduced the average outstanding balance of the wraparound and expansion mortgages.

General and administrative expenses for the three months ended September 30, 1996 increased $19,000 as compared to the three months ended September 30, 1995 and decreased $7,000 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1996. During the nine months ended September 30, 1995 a $47,000 loss on the disposal of assets was recorded and included in general and administrative expenses. By removing the effect of this loss, general and administrative expenses actually increased $40,000 for the nine months ended September 30, 1996. These increases of $19,000 for the three months ended September 30, 1996 and $40,000 for the nine months ended September 30, 1996 are due to higher insurance premiums being paid by the Partnership during 1996 when compared to 1995.

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

Per the terms of an amendment to the Operating Lease Agreement executed as of August 1, 1991, during the years 1991 to 1998 contractual rents in excess of debt service and Partnership expenses can be abated up to $38,820,000 in the aggregate but not in excess of $10,000,000 in any one calendar year. Cumulative abated rents as of September 30, 1996 total approximately $34,947,000, leaving $3,873,000 still to be abated in the future. The amount which will be abated in future periods cannot be determined until the Partnership incurs expenses and debt service in those periods. However, it is anticipated by the general partners as well as the management of New Claridge that the remaining abatement of $3,873,000 will be fully utilized by the first quarter of 1997.

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

The Partnership had a working capital deficiency of approximately $16,540,000 as of September 30, 1996 and $14,352,000 as of December 31, 1995. The working capital deficiency primarily results from the consummation of the Restructuring Agreement. As part of the restructuring, the Partnership's cash flow was reduced to an amount no greater than what the Partnership needs to pay Partnership expenses, including debt service. Thus, so long as the Claridge is financially viable and continues to make all payments under the operating leases, the Partnership expects to be able to pay its current liabilities.

The Financial Condition of the Claridge

As is evident from above, the ability of the Partnership to continue to ful-fill its obligations is dependent upon the ability of New Claridge to continue to make rental payments when due. As disclosed by the Claridge in a press release dated November 7, 1996, the Claridge has recently experienced severe financial difficulty. It reported a $2.7 million loss for the third quarter of 1996 and announced that it is in the process of formulating a proposal to restructure its obligation under its 11 3/4% Notes due 2002. It also announced that it believes it is unlikely that it will be able to meet its obligation to pay interest due on these Notes on February 1, 1997, absent a restructuring. Due to the serious financial condition facing the Claridge and the Partnership's dependence on rental income from the Claridge, the Partnership is repeating herein the Claridge's discussion of liquidity and capital resources from its Form 10-Q for the quarter ended September 30, 1996.

On January 31, 1994, the Corporation completed an offering of $85 million of Notes due in 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge, and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 1994.

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

      (ii) to fund the cost of a 12,000 square foot expansion of the Claridge's casino capacity, the addition of approximately 500 slot machines, and the relocation of two restaurants and their related kitchen areas. The total cost of this expansion, which became fully operational on June 30, 1994, was approximately $12.7 million; and

      (iii) the acquisition of land, at a cost of $7.5 million, adjacent to New Claridge's existing valet-parking facility, which was used for the construction of a self-parking facility. Through September 30, 1996, approximately $19.1 million had been expended to fund the cost of the garage, which opened on June 28, 1996; the total cost of the garage is expected to be approximately $20 million, excluding the cost of interest capitalized during the construction period.

In addition, on February 23, 1996, the Corporation acquired an option to pur-chase, at a discount from the carrying value, the Contingent Payment, which was granted in 1989 and now held in a trust for the benefit of the Valley of the Sun United Way. The purchase price of the option was $1 million, and the option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period January 1, 1997 to the date of the payment of the purchase price, if the purchase occurs after December 31, 1996. The purchase price may also increase if future distributions to Releasing Partners/Investors exceed certain amounts.

At September 30, 1996, the Corporation had a working capital deficit of $6,161,000 as compared to working capital of $15,122,000 at December 31, 1995. This decrease in working capital is principally attributable to a decrease in cash and cash equivalents of $25,142,000 (primarily due to payments for the construction of the self-parking garage and interest due on the First Mortgage Notes) and an increase in accounts payable of $1,214,000 (primarily due to accruals related to the construction of the self-parking garage), offset by an increase in accounts receivable of $1,583,000 (principally the current portion of the Expandable Wraparound Mortgages due from the Partnership), a decrease in accrued payroll and related benefits of $614,000, and a decrease in interest payable on the First Mortgage Notes of $2,496,000. Working capital at September 30, 1995 was $20,456,000. Current liabilities at September 30, 1996 and December 31, 1995 included deferred rental payments of $15,078,000, and a $3.6 million loan from the Partnership plus accrued interest thereon of $3,150,000 at September 30, 1996 and $2,826,000 at December 31, 1995. These amounts will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital at September 30, 1996 and December 31, 1995 would have been $15,667,000 and $36,626,000, respectively.

During the first nine months of 1996, the Corporation's working capital was reduced substantially as a result of significant operating losses during that period, as well as significant capital expenditures for construction of the self-parking garage, with cash flows used in operating activities (i.e., negative cash flow) amounting to $17,531,000, and cash flows used in investment activities during that period amounting to $7,611,000. During the same period, the Corporation's Adjusted EBITDA (as defined below) was only $2,338,000 compared to $17,431,000 for the first nine months of 1995. While expenditures for construction of the self-parking garage have largely been completed, the factors that contributed to the negative cash flow and substantially reduced Adjusted EBITDA for the first nine months of 1996, including increased and new competition in the Atlantic City casino market, appear to be continuing.

While the Corporation's operating results have improved somewhat and could continue to improve over the remainder of the year with the reopening of its self-parking garage in mid-September, the Corporation anticipates that it is more likely for there to be a continuation of the current level of operating results for the foreseeable future. Although the Corporation has taken steps to conserve its cash by reducing various operating expenses, it is unlikely that the Corporation will be able to meet its obligation to pay interest due on February 1, 1997 on its 11 3/4% Notes due 2002. As a result, the Corporation, in consultation with its financial advisor, Dillon, Read & Co., Inc., is in the process of formulating a proposal to the holders of the Notes to restructure the Corporation's obligations under the Notes as outlined in Exhibit A to this [the Claridge's] Form 10-Q. In broad terms, the proposed restructuring may include a reduction in the debt obligations of the Corporation, together with restructuring of certain of the Corporation's arrangements with the Partnership, including abating rent payable under the Operating Lease with the Partnership and extending the term of the Expandable Wraparound Mortgage. Any such restructuring may be accomplished in connection with a "prepackaged" bankruptcy proceeding involving the Corporation and its subsidiaries to which the principal creditors of the Corporation and its subsidiaries have agreed. If the Corporation is unable to reach agreement with the holders of the Notes and other significant creditors and with the Partnership regarding restructuring of the Corporation's obligations, it is likely that the Corporation will need to seek protection from its creditors in a reorganization proceeding under Chapter 11. In addition, the Corporation, together with Dillon, Read & Co., is pursuing other strategic alternatives, including a possible sale of the company.

Assuming that the Corporation does not pay interest due on its 11 3/4% notes due 2002, management of the Corporation believes that the Corporation has sufficient liquidity to meet its other obligations in the ordinary course of its business. Similarly, if the Corporation's obligations to the holders of the Notes and to the Partnership are restructured as discussed above, management of the Corporation believes that the Corporation will have sufficient liquidity to meet its obligations on any restructured debt that replaces the Notes and to the Partnership in the ordinary course of its operations. There can, however, be no assurance that this outcome will result.

For the nine months ended September 30, 1996, cash flows used in operating activities were $17,531,000, compared to cash flows provided by operating activities of $4,708,000 for the same period of 1995; the increase in cash used in operating activities was principally due to the increase in pre-tax net loss. Cash flows used in investment activities for the nine months ended September 30, 1996 and 1995 were $7,611,000 and $3,988,000, respectively. Cash flows used in investment activities in the first nine months of 1996 for additions to property and equipment include expenditures for the construction of the self-parking garage facility; in the first nine months of 1995, additions to property and equipment included the cost of the acquisition of the land on which the garage facility is being constructed.

For the nine months ended September 30, 1996, the Corporation's "Adjusted EBITDA" was $2,338,000, compared to $17,431,000 for the same period of 1995. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments," which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles.

The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and the Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases are scheduled to expire on September 30, 1998 and each lease provides for three 10-year renewal options at the election of New Claridge. The Operating Lease requires basic rental payments to be made in equal monthly installments escalating annually up to $41,775,000 in 1997, and $32,531,000 for the remainder of the initial lease term. Prior to the Corporation's 1989 restructuring, basic rent expense (recognized on a leveled basis in accordance with Statement of Financial Accounting Standards No. 13), was $31,902,000 per year. Therefore, in the early years of the lease term, required cash payments under the Operating Lease (not including the Expansion Operating Lease) were significantly lower than the related expense recognized for financial reporting purposes. Rental payments under the Expansion Operating Lease are adjusted annually based on a Consumer Price Index with any increase not to exceed two percent per year. Pursuant to the Restructuring Agreement, the Operating Lease and the Expansion Operating Lease were amended to provide for the abatement of $38.8 million of basic rent payable through 1998 and the deferral of $15.1 million of rental payments, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. Effective on completion of the 1989 restructuring, lease expense recognized on a level basis was reduced prospectively, based on a revised schedule of rent leveling based on the agreed rental abatements. At September 30, 1996 the Corporation had accrued the maximum amount of $15.1 million of deferred rent liability under the lease arrangements. The deferred rent liability will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. Also as of September 30, 1996, $35.0 million of basic rent had been abated. The remaining $3.8 million of available abatement is expected to be fully utilized by the first quarter of 1997. Because the initial term of the Operating Lease continues through September 30, 1998, rental payments after the $38.8 million abatement is fully utilized will increase substantially to approximately $39.5 million in 1997, as compared to $31.7 million (net of projected abatement) in 1996. Additional abatements of rent totaling $500,000 are available as a result of the acquisition of the option to purchase the Contingent Payment, and further abatements could become available upon exercising the Contingent Payment option.

If New Claridge exercises its option to extend the term of the Operating Lease, basic rent during the renewal term will be calculated pursuant to a formula with annual basic rent not to be more than $29.5 million or less than $24 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. If New Claridge exercises its option to extend the term of the Expansion Operating Lease, basic rent also will be calculated pursuant to a formula with annual basic rent not to be more than $3 million or less than $2.5 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. If the term of both leases is extended under their renewal options, the aggregate basic rent payable during the initial years of renewal term will be significantly below the 1997 level.

If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency.

New Claridge is obligated under its Operating Lease with the Partnership to lend the Partnership, at an annual interest rate of 14%, any amounts necessary to fund the cost of furniture, fixtures and equipment replacements. The Expandable Wraparound Mortgage, granted by the Partnership to New Claridge, by its terms may secure up to $25 million of additional loans to the Partnership from New Claridge to finance the replacements of furniture, fixtures and equipment and facility maintenance and engineering shortfalls. The advances to the Partnership are in the form of FF&E Loans and are secured by the Hotel Assets. One half of the FF&E Loan principal is due in the 48th month following the advance, with the remaining balance due in the 60th month following the date of issuance. In connection with the offering of $85 million of the Notes on January 31, 1994, the Corporation agreed to use not less than $8 million from the net proceeds of the offering to finance internal improvements to the Claridge, which were funded through additional FF&E Loans. In connection therewith, the Expandable Wraparound Mortgage Loan agreement as well as the Operating Lease, and the Expansion Operating Lease were amended to provide that the principal on these additional FF&E Loans will be payable at final maturity of the Expandable Wraparound Mortgage. New Claridge is obligated to pay as additional rent to the Partnership the debt service on the FF&E Loans.

The Expandable Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totaling $80 million. The Expandable Wraparound Mortgage, which will mature on September 30, 2000, bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at September 30, 1996 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $120.8 million.


                                     PART II


Item 6.    Exhibits and reports on Form 8-K

           (a)  Not applicable.
           (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Atlantic City Boardwalk Associates, L.P.
                                              Registrant





Date       November 13, 1996              /s/  Anthony C. Atchley
           -------------------------      --------------------------------------
                                          by Anthony C. Atchley, General Partner


Date       November 13, 1996              /s/  Gerald C. Heetland
        ----------------------------      --------------------------------------
                                          by Gerald C. Heetland, General Partner


Date       November 13, 1996              /s/  Anthony C. Atchley
        ----------------------------      --------------------------------------
                                          by  AC Boardwalk Partners Corporation,
                                              General Partner
                                          by  Anthony C. Atchley, President