Form 10-K
period 1996-12-31
ATLANTIC CITY BOARDWALK ASSOCIATES LP
filed 1997-04-15
CIK 730408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

      For the fiscal year ended                   December 31, 1996
                                  ----------------------------------------------
                                                         or
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from                                         to
                                  ----------------------------------------------

                         Commission file number 33-27399

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
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

     Registrant's Partnership Units outstanding on December 31, 1996 was 450 units.

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


New Claridge's Corporate Structure

In 1983, New Claridge acquired the Claridge's casino license and its gaming equipment (collectively, "Casino Assets") from Del E. Webb New Jersey, Inc. ("DEWNJ"), a wholly-owned subsidiary of Del Webb Corporation ("Webb"); leased the Hotel Assets and subleased the land on which the Claridge is located from the Partnership; and assumed certain liabilities related to the acquired assets. In connection with those transactions, the Partnership granted the Expandable Wraparound Mortgage (defined below) to New Claridge. These transactions were entered into in connection with the private placement of equity interests in the Partnership and the Corporation. Following the 1983 transactions, Webb and its affiliates retained significant interest in the Claridge. The common stock of the Corporation and the limited partnership interests of the Partnership were sold together in a private placement as units, and because there has been relatively little trading in the stock or partnership interest, there is a substantial similarity between the equity ownership of the Corporation and the Partnership. Although the Partnership and the Corporation are independent entities, approximately 95% of the Corporation's common stock is owned by persons who also own limited partnership interests in the Partnership. The Partnership does not currently engage in any significant business activities other than those relating to the Claridge.

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

On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes ("Notes") due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets and the underlying land, (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge, and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage (described below), and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. On January 28, 1997, New Claridge entered into an agreement to subject the new self-parking garage to the lien of the mortgage; such lien will not be subordinated to any liens which may be placed on New Claridge's gaming and other assets to secure any future revolving credit line arrangements. Interest on the Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 1994.

The net proceeds of the Notes, totaling $82.2 million net of fees and expenses, were used as follows: (i) to repay in full on January 31, 1994, the Corporation's then outstanding debt under the Revolving Credit and Term Loan Agreement ("Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by the First Mortgage;
(ii) to expand New Claridge's casino capacity by 12,000 square feet in 1994, including the addition of approximately 500 slot machines and the relocation of two restaurants and their related kitchens; (iii) to purchase property in 1995 and construct on that property a self-parking garage, which opened in mid-1996; and (iv) to acquire the Contingent Payment Option (described below).

Recent Developments at New Claridge

During 1994 and 1995, the cash provided by operations of the Claridge was sufficient to meet the Corporation's obligations to pay interest on the Notes, as well as to make at least some moderate capital improvements. Commencing in the latter part of 1995, however, competition in the Atlantic City casino market for bus customers, a principal source of customers for the Claridge at the time, increased; this competition intensified even more during 1996 as additional casino square footage was added, principally due to the opening of the Trump World's Fair casino. During 1996, the average coin incentive issued per bus patron at the Claridge increased to approximately $19, from approximately $13 in 1995. Total cash incentives issued to Claridge's casino patrons (in the form of coin to play slot machines and gaming chips to play table games) increased to approximately $30.5 million in 1996, from approximately $25.2 million in 1995. While the Corporation's promotional costs have increased significantly, total casino revenues in 1996 actually decreased from 1995 levels. It had been the expectation of the Corporation that, upon opening of its new self-parking garage, the Corporation would be able to reduce its reliance on the bus patron market; however, the Corporation was forced to close the garage facility on July 10, 1996, only ten days after its opening following a fatal accident. Because the facility was not able to reopen until the end of September 1996, the Corporation lost any possible benefit of the facility during the normally busy summer season. In addition, severe winter weather in the first quarter of 1996 adversely affected revenues. As a result, the Corporation experienced a net loss for 1996 of $15.4 million, compared to a net loss of $1.9 million in 1995.

In late July 1996, management of the Corporation determined that due to the serious deterioration in the Corporation's cash flow, that without a significant improvement in its operating results, it was unlikely that the Corporation would be able to meet its obligations to pay interest on the Notes beyond the August 1996 payment. In addition to taking steps to conserve cash by reducing various operating expenses, the Corporation engaged a financial advisor, Dillon, Read & Co., Inc., to assist in formulating a proposal to the holders of the Notes to restructure the Corporation's obligations under the Notes. At the same time, the Corporation was working with Dillon, Read & Co., Inc. to attempt to find a buyer of the Corporation or an investor that would be in a position to inject additional capital into the Corporation to enable the Corporation to meet its ongoing obligations. To date, the Corporation has not received any acceptable proposals in regards to the possible sale of the Corporation.

In November 1996, while the sales efforts were continuing, the Corporation announced that there was a strong likelihood that the Corporation would be unable to pay the interest due on the Notes on February 3, 1997. Accordingly, management, working together with financial and legal advisors, formulated a plan for restructuring the Corporation's obligations. The terms of the proposed plan were presented to the noteholders at a meeting held on December 3, 1996, at which time the noteholders were urged to form a steering committee or other representative body to conduct negotiations. Although a group of noteholders formed and met with the management of the Corporation on a few occasions, by the time the committee formally organized itself on January 7, 1997, it consisted of six members representing ownership of less than 5% of the total amount of Notes outstanding. At that time, the Corporation determined that the committee did not represent a sufficient portion of the noteholders to negotiate on behalf of the noteholders generally. As a result, the Corporation did not formally recognize the committee and did not engage in any negotiation with the committee or its members, although it did encourage the members of the committee to continue to attempt to obtain broader representation of the noteholders.

On January 12, 1997, management of the Corporation was contacted, through an agent, by Hilton Hotel Corporation ("Hilton"), regarding a possible sale of the Corporation to Hilton, and shortly thereafter, the Corporation began negotiations with Hilton. On January 30, 1997, the Corporation issued a press release indicating that the Corporation would not make the interest payment due on the Notes on February 3, 1997, and that the Corporation had entered negotiations with Hilton regarding acquisition of the Corporation by Hilton through a prepackaged bankruptcy plan. At that time, a representative of Hilton indicated that Hilton had acquired approximately 35% to 40% of the Notes. On February 5, 1997, three holders of the Notes, who were members of the unofficial committee which they had formed, filed a petition for involuntary bankruptcy against the Corporation in the bankruptcy court for the District of New Jersey.

Contemporaneously, the same three holders of the Notes filed a related state court lawsuit against the Corporation, New Claridge, the Partnership, certain officers and directors of the Corporation, and the general partners of the Partnership. On March 4, 1997, contrary to earlier expectations, the Corporation was able to pay the interest that was due on the Notes on February 3, 1997, under the 30-day grace period allowed in accordance with the terms of the indenture governing the Notes ("Indenture"). In addition, the Corporation reached agreement with the unofficial committee of noteholders, as well as the three holders of the Notes, providing for the joint dismissal of the involuntary bankruptcy petition and the related state court lawsuit. On March 19, 1997, an order was entered dismissing the involuntary bankruptcy petition; as part of that order, a settlement agreement was entered whereby the state court lawsuit was also dismissed. The Corporation expects the negotiations with Hilton to continue.

The Corporation had sufficient cash to pay the interest on the Notes on March 4, 1997 due to several events: (i) cash flow from operations for January and February 1997 improved significantly over what had been expected; (ii) effective March 1, 1997, the Operating Lease and Expansion Operating Lease (defined below) were amended to provide for the deferral of basic rent of $1.3 million on March 1, 1997 (see further discussion below); and (iii) on February 28, 1997, New Claridge entered into an agreement with Thermal Energy Limited Partnership I ("Atlantic Thermal"), pursuant to which Atlantic Thermal was granted an exclusive license for a period of twenty years to use, operate and maintain certain steam and chilled water production facilities at the Claridge. In consideration for this license agreement, Atlantic Thermal paid New Claridge $1.5 million.

Certain Agreements between the Partnership, the Corporation and New Claridge

The  current   relationships  and  agreements   between  the  Partnership,   the
Corporation and New Claridge are described below:

     Property Ownership and Related Leases and Mortgage

     The Casino Assets are owned by New Claridge. In addition, the new self-parking garage and the land on which it is located are owned by New Claridge. The Hotel Assets, the underlying land and air rights are owned by the Partnership and leased by the Partnership to New Claridge. The lease obligations are set forth in an operating lease ("Operating Lease"), originally entered into on October 31, 1983, and an expansion operating lease ("Expansion Operating Lease"), covering additions to the Claridge made in 1986.


     Operating Lease and Expansion Operating Lease

     New Claridge leases from the Partnership the Hotel Assets and the land on which the Claridge is located for an initial term of 15 years with three 10-year renewal options. Basic annual rent during the initial term of the Operating Lease in equal monthly installments was $38,055,000 in 1994, $39,030,000 in 1995, $39,906,000 in 1996, and escalates thereafter to
     $41,775,000 in 1997 and $32,531,000 for the nine month period ending September 30, 1998. If the terms of the lease are extended, basic rent will be calculated pursuant to a formula, with such rent not to be more than $29.5 million nor less than $24 million in the lease year October 1, 1998 through September 30, 1999, and not to be greater than 10% more than the basic rent for the preceding lease year in each lease year thereafter. Under the terms of the Operating Lease, New Claridge has an option to purchase, on September 30, 1998 and, if it renews the Operating Lease, on September 30, 2003, the Hotel Assets and the underlying land for their fair market value at the time the option is exercised.

     New Claridge is also required to pay, as additional rent, certain taxes, insurance and other charges relating to the occupancy of the land and Hotel Assets, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements (collectively, "FF&E Replacements") and certain general and administrative costs of the Partnership. The Partnership is required during the entire term of the Operating Lease, and any subsequent renewal terms, to provide New Claridge with FF&E Replacements and to provide facility maintenance and engineering services to New Claridge. New Claridge is obligated to lend the Partnership any amounts necessary to fund the cost of FF&E Replacements, and if the Partnership's cash flow, after allowance for certain distributions, is insufficient to provide the facility maintenance and engineering services required of it, New Claridge is also required to lend the Partnership such necessary funds (collectively, "FF&E Notes"). The FF&E Notes are secured under the Expandable Wraparound Mortgage (see discussion below), and are payable as follows. Generally, one half of the principal is due in 48 months and the remainder is due 60 months from the issue date of the individual notes, with the following exception. As required by the offering of $85 million of Notes on January 31, 1994, $8 million was used to finance internal improvements at the Claridge. In connection therewith, the Expandable Wraparound Mortgage as well as the Operating Lease and the Expansion Operating Lease were amended to provide that the $8 million principal on these additional FF&E Notes will be payable on September 30, 2000, or at final maturity of the Expandable Wraparound Mortgage, as amended. All FF&E notes are secured under the Wraparound Mortgage up to $25 million. Thereafter, such advances shall be secured under separate security agreements. New Claridge is obligated to pay as additional rent to the Partnership the debt service on all FF&E Notes.

     On March 17, 1986, New Claridge entered into a lease with the Partnership whereby New Claridge leases from the Partnership the Claridge expansion improvements for an initial term beginning March 17, 1986 and ending on September 30, 1998 with three 10-year renewal options. Basic annual rent during the initial term of the Expansion Operating Lease was $3,870,000 in 1986 (prorated based on the number of days that the expansion improvements were open to the public) and was based on the cost of the construction of the expansion improvements. Annually thereafter the rental amount is adjusted based on the Consumer Price Index with any increase not to exceed two percent per annum. Basic annual rent for 1996, 1995, and 1994 amounted to $4,718,000, $4,625,000, and $4,534,000, respectively. If the terms of the lease are extended, basic rent will be calculated pursuant to a formula, with such rent not to be more than $3 million nor less than $2.5 million in the lease year October 1, 1998 through September 30, 1999, and not to be greater than 10% more than the basic rent for the preceding lease year in each lease year thereafter.

     New Claridge is also required under the Expansion Operating Lease to pay as additional rent certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements (collectively, "Expansion FF&E Replacements") for the expanded facility. The Partnership is required during the entire term of the Expansion Operating Lease, and any subsequent renewal terms, to provide New Claridge with Expansion FF&E Replacements and to provide facility maintenance and engineering services to New Claridge. New Claridge is obligated to lend to the Partnership, in the form of FF&E Notes, any amounts necessary to fund the Expansion FF&E Replacements. Any advances by New Claridge for the foregoing will be secured under the Expandable Wraparound Mortgage (see discussion below) in an amount up to $25,000,000. Thereafter, such advances shall be secured under separate security agreements.

     The Operating Lease and the Expansion Operating Lease were amended as part of the Restructuring Agreement to provide for the deferral of $15,078,000 of rental payments during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38,820,000 of basic rent through 1998, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. During the third quarter of 1991, the maximum deferral of rent was reached. On August 1, 1991, the Operating Lease and the Expansion Operating Lease were amended further to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements may not exceed $10 million in any one calendar year, and $38,820,000 in the aggregate. Cumulative abated rents as of December 31, 1996 total
     $37,066,000 leaving $1,754,000 to be abated in the future period. Additional abatements of rent totaling $500,000 became available as a result of the acquisition of the option to purchase the Contingent Payment. All available rent abatements were fully utilized in the first quarter of 1997. Further abatements would become available in the event that the Contingent Payment option is exercised (see Item 1. Business - "Contingent Payment Rights").

     The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1,300,000 of basic rent on March 1, 1997, and provide for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary to meet the Partnership's cash requirements through December 31, 1998 (determined without regard to the repayment of the deferred rent). The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership in monthly installments of $25,000 for the period April 1, 1997 through December 31, 1997, and monthly installments of $50,000 for the year 1998 and thereafter until paid in full (subject to acceleration under certain circumstances). For the years 1999 through 2003, additional abatements of basic rent will be reduced to provide the Partnership with amounts needed to meet the Partnership's cash requirements plus an additional amount ($83,333 per month in 1999 and 2000, $125,000 per month in 2001, and
     $166,667 per month in 2002 and 2003).

     In conjunction with the Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, as discussed above, the Corporation, New Claridge and the Partnership entered into a restructuring agreement, effective March 1, 1997, to modify certain terms of the Expandable Wraparound Mortgage (see below). In addition, under the March 1, 1997 restructuring agreement, New Claridge agreed to exercise the first of three ten-year renewal options extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008.

     Under the terms of the Operating Lease, as amended effective March 1, 1997, New Claridge has an option to purchase, on September 30, 1998, the Hotel Assets and the underlying land for their fair market value at the time the option is exercised, which in no event may be less than an amount equal to the amount then outstanding under the Expandable Wraparound Mortgage (see below) plus $2.5 million, plus any amount of the $1.3 million of rent deferred on March 1, 1997 not then paid. If New Claridge does not exercise this option on September 30, 1998, it may exercise an option, on September 30, 2003, to purchase the Hotel Assets and the underlying land on January 1, 2004, for their fair market value at the time the option is exercised.

     If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency. In turn, if the Claridge should fail to make any lease payment due under the Operating Lease and Expansion Operating Lease, the Partnership is not required to make mortgage payments due under the Expandable Wraparound Mortgage.


     Expandable Wraparound Mortgage

     On October 31, 1983, the Partnership executed and delivered to New Claridge a mortgage on the Hotel Assets ("Expandable Wraparound Mortgage") which was subordinate to an $80 million first mortgage ("First Mortgage") granted by the Partnership to a group of banks and a $47 million purchase money second mortgage ("Purchase Money Second Mortgage") granted by the Partnership to DEWNJ. The Purchase Money Second Mortgage, which was due on September 30, 2000, was canceled upon satisfaction of certain conditions set forth in an agreement entered into at the time of the 1989 restructuring. In conjunction with the offering of $85 million of Notes on January 31, 1994, the outstanding debt under the Loan Agreement, which included the First Mortgage and a revolving credit line, was satisfied in full.

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

     Effective March 1, 1997, the Corporation, New Claridge, and the Partnership entered into a restructuring agreement, pursuant to which New Claridge agreed to use its best efforts to cause a modification of the Expandable Wraparound Mortgage ("Wraparound Modification") that is permitted by, or is in compliance with, the terms of the Indenture. The Wraparound Modification, if so permitted, will provide for an extension of the maturity date of the Expandable Wraparound Mortgage from September 30, 2000 to January 1, 2004. If the Wraparound Modification is not permitted by or in compliance with the terms of the Indenture, New Claridge has agreed to effect the Wraparound Modification at such time as the Notes are no longer outstanding, and to forbear from taking any action to foreclose on the Expandable Wraparound Mortgage until February 2002.

     In connection with the offering of $85 million of the Notes on January 31, 1994, the Corporation agreed to use not less than $8 million from the net proceeds of the offering to finance certain internal improvements to the Claridge which were funded through additional FF&E Notes. In connection therewith, the Expandable Wraparound Mortgage Loan Agreement as well as the Operating Lease, and the Expansion Operating Lease were amended to provide that the principal on these additional FF&E Notes will be payable at final maturity of the Expandable Wraparound Mortgage.

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

     In connection with the 1989 restructuring, Webb agreed to permit those partners/investors in the Partnership and Corporation ("Releasing Partners/Investors") from whom Webb had received written releases from all liabilities, rights ("Contingent Payment Rights") to receive certain amounts to the extent available for application to the Contingent Payment. Approximately 84% in interest of the partners/investors provided releases and became Releasing Partners/Investors. Payments to Releasing Partners/Investors are to be made in accordance with a schedule of priorities, as defined in the Restructuring Agreement.

     On April 2, 1990, Webb transferred its interest in the Contingent Payment to an irrevocable trust for the benefit of the Valley of the Sun United Way, and upon such transfer Webb was no longer required to be qualified or licensed by the Commission.

     On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option was $1 million, and the option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of payment of the purchase price if the purchase occurs after December 31, 1996. The purchase price may also increase in an amount not to exceed $10 million if future distributions to Releasing Partners/Investors exceed $20 million. It is estimated that at December 31, 1996, the aggregate amount owing in respect of the Contingent Payment was $65.8 million.

     Given the recent operating results at New Claridge (see Item 1. Business - "Recent Developments at New Claridge"), it is unlikely that the Corporation would be able to exercise this Contingent Payment Option using available working capital, or absent a refinancing or sale transaction.

     In the event that the option is exercised, it is anticipated that the Contingent Payment would be canceled so that neither the Corporation nor the Partnership would have any obligation to make any payment in respect of the Contingent  Payment before making a distribution to limited partners
     or  shareholders.  Upon  the  purchase  and  cancellation,  however,   the
     Corporation and the Partnership would remain obligated to make payments to the Releasing Partners/Investors, in respect of the Contingent Payment Rights, before any distribution may be made to limited partners or shareholders. These payments would be required to be in the same amounts
     as if the Contingent Payment had not been purchased  and  canceled.   As a
     result, it is not likely that limited partners or shareholders who are not Releasing Partners/Investors will receive any distribution from the Partnership or the Corporation. In the aggregate, Releasing Partners/ Investors are entitled to receive an amount equal to approximately 72% of the Contingent Payment if the option is exercised.

     Under the terms of the option, upon purchase of the Contingent Payment, the Partnership and/or the Corporation would be required to make distributions in excess of $7 million to the Releasing Partners/Investors. The Partnership and the Corporation have agreed to cooperate in the purchase of the option and the Contingent Payment, with each contributing one-half of the purchase price of the option and each anticipated to contribute one-half of the purchase price of the Contingent Payment. A portion of the Partnership's contribution would be contributed through additional abatements of basic rent payments due under the Operating Lease and the Expansion Operating Lease.

Current Financial Condition of The Partnership

The ability of the Partnership to fulfill its obligations is dependent upon the ability of New Claridge to pay rental payments when due. Accordingly, the financial stability of the Partnership is dependent upon the financial condition of New Claridge. The previous discussion entitled "Recent Developments at New Claridge," the following discussion entitled "Current Financial Situation of The Claridge Hotel and Casino Corporation" and the discussion concerning New Claridge in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are taken from the Annual Report on Form 10-K of the Corporation, and the Partnership disclaims any responsibility for the content thereof, except for the information also included in Item 8, "Financial Statements and Supplementary Data."


Current Financial Situation of The Claridge Hotel and Casino Corporation

     The Claridge

     The Claridge, located in the Boardwalk casino section of Atlantic City, New Jersey, is a 26-story building that contains the Corporation's casino and hotel facilities. The Claridge's casino consists of approximately 59,000 square feet of casino space on three main levels with various adjacent mezzanine levels. The casino currently contains approximately 1,750 slot machines and sixty-five table games, including forty-one blackjack tables, ten craps tables, five roulette tables, three Caribbean stud poker tables, one mini-baccarat table, and five other specialty games. The hotel with related amenities consists of 502 guest rooms (including 28 corner suites, 26 specialty suites and five tower penthouse suites), four restaurants, a buffet area, three lounges, a private player's club, a 600-seat theater, limited meeting rooms, a gift shop, a beauty salon and a health club with an indoor swimming pool.

     Built in 1929 as a hotel, the Claridge was remodeled at a cost of approximately $138 million prior to its reopening as a casino hotel in 1981. The Claridge was further renovated and expanded in 1986 at a cost of approximately $20 million, which provided approximately 10,000 square feet of casino space together with a 3,600 square foot lounge ("Expansion Improvements"). In 1994, approximately $12.7 million was expended to expand the Claridge's casino square footage by approximately 12,000 feet. In 1996, New Claridge constructed a self-parking garage facility connected to its existing valet-parking garage, at a cost of approximately $28 million. The combined garage facility provides parking for approximately 1,200 vehicles.

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


     Results of Operations for the Year Ended December 31, 1996
     as Compared to the Year Ended December 31, 1995

     The Corporation had a net loss of $15,389,000 for the year ended December 31, 1996, as compared to a net loss of $1,908,000 for the year ended December 31, 1995. Casino revenue in 1996 decreased $6,238,000 or 3.8% from the prior year. Casino revenues were adversely affected by several severe winter storms during the first quarter of 1996, most notably the January blizzard, which blanketed the Northeastern United States with a record amount of snow; this compared to the mild weather conditions experienced in the first quarter of 1995. In the second quarter of 1996, the Trump World's Fair casino commenced operations, contributing to the 9.1% increase in citywide casino square footage in 1996. In addition, the number of hotel rooms available citywide increased in the second quarter of 1996 with the opening of the Trump World's Fair casino (approximately 500 rooms) and the Tropicana's new 600-room hotel tower, adding to the already intense competition for casino patrons. On July 10, 1996, the Claridge's self-parking garage, which had opened on June 28, 1996, was closed due to a fatal accident, and was not reopened until September 20, 1996 , when certain structural enhancements were completed. As a result of not having the use of the self-parking garage during the busy summer season, the Claridge was unable to fully take advantage of certain promotional programs designed to capture the more profitable drive-in casino patron.

     Beginning in the latter part of 1995, competition for bus customers began to increase, in the form of increased coin incentives offered to these customers. Because of its lack of a self-parking garage at that time, and therefore its dependency on the bus market, New Claridge had to remain competitive with the incentives offered by other Atlantic City casinos in order to maintain its share of this market. In 1996, the competition for bus customers became even more intense, as the average cost of coin incentives issued to patrons arriving by bus to the Claridge increased to approximately $19 in 1996, from approximately $13 in 1995. In total, during 1996, New Claridge issued $19,495,000 in coin incentives to 1,015,000 bus patrons, compared to $12,502,000 of coin incentives issued to 976,000 bus patrons.

     Total costs and expenses for the year ended December 31, 1996 increased $8,472,000 or 4.1% over the same period in 1995. The increase was primarily a result of the increase in casino and general and administrative expenses. The increase in casino expenses was primarily a result of the increase in coin incentives issued through the bus program as well as the increase in the cost of providing promotional allowances to casino patrons. The increase in general and administrative expenses was primarily a result of increased advertising expenditures during the year.

     Factors Which May Influence New Claridge's Future Operating Results

     As discussed, the Corporation experienced recurring losses and serious deterioration in its cash flow in 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation will need to experience a significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Operating results in 1997 have improved over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage. Although management of the Corporation believes that operating results will continue to improve over prior year levels, no assurances as to the continuation of this improvement can be given. Management will continue to conserve cash through various cost containment measures, including limiting capital expenditures in 1997 to approximately $1 million. Given the various improvements made to the property in recent years, including the casino expansion in 1994, the construction of the self-parking garage, and other projects such as the refurbishment of all of its guest rooms, the current condition of the property is such that the above-mentioned level of capital expenditures is deemed adequate. Management, together with the Corporation's Board of Directors, will also continue to work with Dillon, Read & Co., Inc. to pursue a sale of the Corporation or some other plan for a significant infusion of capital into the Corporation. In addition, New Claridge has retained the law firm of Zelle and Larson LLP of Minneapolis, Minnesota to assist in evaluating the recovery of certain expenses incurred in reopening the self-parking garage and in evaluating potential lost profit claims as a result of the accident which occurred in the self-parking garage on July 10, 1996. Management of the Corporation intends to file a claim to recover these expenses and lost profits; recovery of these claims would have a positive impact on New Claridge's financial results and liquidity. No formal claims have been filed to date, and there is no assurance that the Corporation will be successful in realizing any recovery.

     Competition in the Atlantic City casino-hotel market is intense. As of December 31, 1996, the twelve existing casino facilities offered approximately 1,080,000 square feet of gaming space, a 12.5% increase over the casino square footage as of December 31, 1995 of approximately 960,000 square feet. In May 1996, the 49,000 square foot Trump World's Fair casino opened, and minor casino expansions occurred at several other properties in 1996. For the years ended December 31, 1996 and 1995, citywide gaming revenues, as reported, increased 1.8% and 9.5%, respectively, over prior year levels.

     The Atlantic City gaming market is expected to experience significant growth beginning over the next several years as Atlantic City transforms itself from a "day-trip" market to a "destination resort." As a result of current high room occupancy rates, a more favorable regulatory climate, the reduced threat of competition from potential new gaming jurisdictions, and significant infrastructure developments making Atlantic City more accessible, over $4.6 billion of new investment has been announced or recently completed in the Atlantic City gaming market. As currently scheduled, the planned expansion of existing casinos alone will increase total Atlantic City casino space by over 34%, and hotel rooms by almost
     145%. In addition, several Las Vegas casino operators have recently announced plans to construct new casinos in Atlantic City.

     In addition to the major casino expansions and the announced new casinos, major infrastructure improvements have begun. A new $268 million convention center, scheduled for completion in May 1997, is  expected  to contain approximately  500,000 square feet of exhibition
     space,  45  meeting  rooms,  food   service  facilities  and  a  1,600-car
     underground parking garage. The new convention center will be the largest exhibition space between Boston and Atlanta. A 500-room non-casino hotel is currently being constructed, and is expected to be completed in the Fall of 1997; it will be linked to the new convention center by an elevated walkway. The development of a corridor which will link the convention center to the boardwalk area is currently underway, and will feature a wide, landscaped boulevard with a reflecting pool, and expanded park area, and a 60-foot lighthouse which will be illuminated each night by a spectacular light show. In February 1997, construction of a new $7.5 million bus terminal, which is a major component of this corridor, was completed. The State of New Jersey is also implementing a capital plan of approximately $125 million to upgrade and expand the Atlantic City International Airport.

     All casinos in Atlantic City are part of hotels which offer dining, entertainment, and other guest facilities. As the size of the gaming facilities continue to grow, the need for additional hotel rooms has become evident. During 1996, the number of hotel rooms available citywide increased in the second quarter of 1996 with the opening of the Trump World's Fair casino (approximately 500 rooms) and the Tropicana's new 600-room hotel tower. Several existing Atlantic City casinos have plans to increase their hotel space in 1997 and 1998, including Harrah's, Trump Taj Mahal, Hilton, and Caesars, for a total expected increase of approximately 2,100 hotel rooms. In addition, a 500-room non-casino hotel is expected to be constructed adjacent to the new convention center, which is scheduled to open in 1997. Competition among the existing casino-hotels is based on factors such as promotional allowances and incentives; the attractiveness of the casino area; advertising; customer service; the availability, quality and price of rooms, food, and beverage; ease and availability of parking and accessing the facility; and entertainment.

     The Atlantic City business is seasonal, with the highest level of activity occurring during the summer months, and the lowest level of activity during the winter months. The primary markets for Atlantic City casino patrons are Philadelphia, New Jersey and New York City, together with the secondary markets of central Pennsylvania, Delaware, Baltimore and Washington, D.C. Casinos offer incentives, in the form of cash and complimentaries for rooms, food and beverages, to their customers based on their casino play. In recent years, competition for, and as a result, incentives offered to, customers has increased significantly. Many Atlantic City casino patrons arrive by bus and stay for approximately six hours. Competitive factors in Atlantic City require the payment of cash incentives and coupons for use towards the price of meals to patrons arriving under bus programs sponsored by the casino operators. Competition for bus patrons intensified in 1996. During 1996, 9.8 million casino patrons arrived in Atlantic City by bus, an 11% increase over 1995 levels. The increased competition took the form of higher coin incentives, which New Claridge matched, thus increasing its per patron average coin cost to approximately $19 in 1996 from approximately $13 in 1995. New Claridge has relied heavily on attracting patrons who travel to Atlantic City by bus because the Claridge previously lacked a self-parking facility, and has therefore had to remain competitive with other casino operators in regards to the incentives offered. Even with the 1,200-space parking facility, New Claridge will continue to rely on its bus customers as a significant source of business.

     The Claridge has positioned itself as the "smaller, friendlier" alternative to the other Atlantic City casinos. This strategy, implemented in 1989, is designed to capitalize on the Claridge's unique physical facility, which the Corporation believes retains the atmosphere of a grand hotel, and on the Claridge's smaller, more intimate size relative to the larger Atlantic City casinos. By emphasizing an environment that is intimate, friendly and service-oriented, the Claridge targets a market niche different than that of a majority of its competitors. The Claridge seeks to attract and retain a customer base whose wagering spans the same market segments serviced by other casino hotels, but primarily targets the middle, leaving the high-end business to its competitors. New Claridge believes it is uneconomical to pursue the high-end market as its core business because of the high maintenance cost and potential volatility in "hold" percentages (the ratio of win to the amount of gaming chips purchased by patrons). The typical Claridge patron has a lesser need for credit as well as a lower average complimentary cost. The majority of the Claridge's casino revenue is generated by slot machine play, the fastest growing segment of gaming play. In 1995, 77% of the Claridge's casino revenue came from slot play as compared to 68% reported for all Atlantic City properties. The trend has continued in 1996 with 75% of the Claridge's casino revenue generated from slot play, compared to 69% for all Atlantic City casinos.

     The key elements of New Claridge's marketing plan include the use of complimentaries, promotional activities, entertainment events, player development hosts, a bus program, and the use of commissioned agents to attract groups from outside the company's traditional market areas. New Claridge also operates a direct marketing program to attract and retain customers. New Claridge's Compcard Gold Program, which allows patrons to earn various complimentaries, including coins for slot machine play and gaming chips for table play, based on their levels of gaming activity, provides a valuable database of information on playing preferences, frequency and denominations of play, and the amount of gaming revenues produced by gaming patrons. Because of the expanded facilities and amenities now offered at the Claridge, the "Because Smaller is Friendlier" positioning statement was changed to "Smaller, Friendlier and So Much More." This position retains the equity in the intimacy-seeking patron, but extends it to communicate that the Claridge now has a facility capable of comfortably servicing a larger customer base, and offering the same amenities and entertainment found at larger Atlantic City casino hotels.

     Beginning in the Fall of 1988, several events occurred that accelerated the presence of casino gaming in the United States. Since then there has been a continued expansion of casino gaming, lotteries, including video lottery terminals, and off-track betting in other nearby states. This could have a negative effect on the Atlantic City market.

Current Licensing Status of the Partnership and New Claridge

The ownership and operation of casino-hotel facilities in Atlantic City are subject to extensive state regulation under the Casino Control Act under the direction of the New Jersey Casino Control Commission ("Commission"). The Casino Control Act provides that various categories of entities must hold appropriate casino licenses. The Partnership currently operates under a four-year casino service industry license effective October 31, 1995, while New Claridge operates under a four-year casino license effective September 30, 1995.


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

The casino-hotel, situated on the main parcel of land (41,408 square feet with 138 feet fronting the park and 300 feet deep), is a concrete steel frame structure, 26 stories high at its highest point. The valet-parking garage, situated on an adjacent parcel of land (21,840 square feet) west of the casino-hotel site, is an eight-level reinforced concrete ramp structure, built in 1981. Including the bus drive-through area, a bus patron waiting room and electrical room, it totals an area of 197,100 square feet and provides parking for approximately 475 automobiles. In 1996, New Claridge completed the construction of a self-parking garage, located on a parcel of land (29,120 square feet) connected to its existing valet-parking garage. The combined garage facility provides parking for approximately 1,200 vehicles. The office building, situated on an adjacent parcel of land (7,766 square feet), is a two-story reinforced concrete and brick structure with a flat roof. Constructed over 50 years ago, its interior has been modernized. The building is utilized as an administration facility, and totals an area of 14,020 square feet. With the exception of the self-parking garage, all of the existing facilities are owned by the Partnership and are leased to New Claridge under the Operating Lease and the Expansion Operating Lease. The self-parking garage and the property on which it is located are owned by New Claridge.

Item 3.  Legal Proceedings.

On February 5, 1997, three holders of the Notes, who were members of the unofficial committee which they had formed, filed a petition for involuntary bankruptcy against the Corporation in the bankruptcy court for the District of New Jersey. Contemporaneously, the same three holders of the Notes filed a related state court lawsuit against the Corporation, New Claridge, the Partnership, certain officers and directors of the Corporation, and the general partners of the Partnership. On March 4, 1997, contrary to earlier expectations, the Corporation was able to pay the interest that was due on the Notes on February 3, 1997, under the 30-day grace period allowed in accordance with the terms of the indenture governing the Notes. In addition, the Corporation reached agreement with the unofficial committee of noteholders, as well as the three holders of the Notes, providing for the joint dismissal of the involuntary bankruptcy petition and the related state court lawsuit. On March 19, 1997, an order was entered dismissing the involuntary bankruptcy petition; as part of that order, a settlement agreement was entered whereby the state court lawsuit was also dismissed.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters.

No partnership interests in the Partnership have been registered under the Securities Act of 1933, as amended ("Securities Act"). All outstanding partnership interests have been offered and sold in reliance on exemptions from the registration requirements of the Securities Act. Therefore, there is no established trading market for any class of partnership interests of the Partnership. Two partnership interests equal one partnership unit, and there are approximately 479 holders of partnership interests.

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


Item 6.       Selected Financial Data.

Set forth below is selected financial data regarding the Partnership as of or for each of the years in the five-year period ended December 31, 1996.


                                              As of or for the year ended December 31,
                                        --------------------------------------------------------
                                         1996         1995         1994        1993         1992
                                         ----         ----         ----        ----         ----
                                             (not covered by Independent Auditors' Report) (a)

                                                              (in thousands)

Net income .........................   $  4,753      2,723        1,782         309          512
Net income per limited
partnership unit (b)................   $  10.39       5.95         3.90        0.68         1.12
Total assets  ......................   $130,417    135,175      140,309     138,524      143,410
Long term obligations,
   net of current portion .............$ 92,120    104,315      114,268     115,563      121,820
Partners' capital accounts (deficit)   $ 18,888     14,135       11,412       9,630        9,321




(a)   The above selected  financial data should be read in conjunction  with the
      consolidated   financial   statements  and  the  related  notes  appearing
      elsewhere in this annual report.

(b)   450 limited partnership units were outstanding at the end of each period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations for the Year Ended December 31, 1996
as Compared to the Year Ended December 31, 1995

Rental income for the year ended December 31, 1996 increased $881,000 as compared to the year ended December 31, 1995 . New Claridge pays as additional rent, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements ("FF&E"). During 1996, FF&E note principal and interest payments were higher than in 1995, resulting in increased rents in 1996.

Investment income earned on repurchase agreements for the year ended December 31, 1996 decreased $30,000 as compared to the year ended December 31, 1995. This decrease reflects the decrease in the interest rate offered for these investments during 1996 as compared to 1995.

The Partnership has an agreement with New Claridge whereby New Claridge provides facility and maintenance and engineering services for the Claridge. The agreement calls for the reimbursement of the actual facilities and maintenance costs incurred on the Partnership's behalf. The cost of maintaining and repairing Hotel Assets increased $400,000 for the year ended December 31, 1996 as compared to 1995 due primarily to an increase in New Claridge's maintenance and engineering salaries and wages and payroll related expenses.

For the year ended December 31, 1996, interest expense decreased $1,205,000 from the prior year due to principal payments made during 1995 and 1996 that reduced the average outstanding balance of the wraparound and expansion mortgages and FF&E notes.

General and administrative expenses decreased $21,000 during the year ended December 31, 1996 as compared to 1995. Insurance expense increased approximately $44,000 due to an increase in the insurance premium. The decrease in general and administrative expense is primarily due to a $46,000 loss on the disposal of assets that was recognized in 1995 and classified as a general and administrative expense, as well as a decrease in professional fees. Professional fees during 1995 included additional fees incurred with regard to the Contingent Payment.

Refer to the "Liquidity and Capital Resources" section below for further discussion on the Partnership's operations.

Results of Operations for the Year Ended December 31, 1995
as Compared to the Year Ended December 31, 1994

Rental income for the year ended December 31, 1995 increased $1,281,000 as compared to the year ended December 31, 1994 . New Claridge pays as additional rent, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements ("FF&E"). During 1994 the Claridge expanded its casino. The expansion (as well as the related debt) was occurring throughout 1994 and had been completed prior to the beginning of 1995. This caused the Partnership's debt service relating to FF&E to be higher in 1995 when compared to 1994, resulting in increased rents in 1995.

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


Liquidity and Capital Resources

The ability of the Partnership to continue to fulfill its obligations is dependent upon the ability of New Claridge to continue to make rental payments when due. Current lease payments from New Claridge, as recently amended, are sufficient to pay the Partnership's debt service and operating expenses. As part of the 1989 Restructuring Agreement, rental payments in excess of monthly cash flow requirements are deferred or abated so that excess cash does not currently accumulate in the Partnership. The 1997 restructuring continued this deferral or abatement of excess cash flow through 1998. At the Closing of the 1989 restructuring the Partnership loaned New Claridge $3.6 million. The note, including interest, along with those rentals deferred under the amendment to the operating leases, are to be repaid to the Partnership upon (i) the sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. The deferral of $1.3 million of rental obligation as part of the 1997 restructuring leaves the Partnership with minimal liquidity.

The Operating Lease, together with the Expansion Operating Lease, was amended as part of the Restructuring Agreement to provide for the deferral of $15,078,000 of rental payments during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38,820,000 of basic rent through 1998, thereby reducing  the Partnership's  cash  flow to an amount  estimated  to be necessary only to meet the Partnership's cash requirements. During the third quarter of 1991, the maximum deferral of rent was reached. On August 1, 1991, the Operating Lease and the Expansion Operating Lease were amended further to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements may not exceed $10 million in any one calendar year, and $38,820,000 in the aggregate. Rents abated during the years ended December 31, 1995 and 1996 amounted to $7,858,000 and $8,307,000, respectively. Cumulative abated rents as of December 31, 1996 total $37,066,000. The remaining $1,754,000 of available abatement was fully utilized in the first quarter of 1997. Additional abatements of rent totaling $500,000 are available as a result of the acquisition of the option to purchase the Contingent Payment, and further abatements would become available upon exercising the Contingent Payment option (see Item 1. Business - "Contingent Payment Rights"). Because the initial term of the Operating Lease continues through September 30, 1998, rental payments after the $38,820,000 abatement is fully utilized will increase substantially to $39.7 million in 1997, as compared to $31.5 million (net of abatement) in 1996.

The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1,300,000 of basic rent on March 1, 1997, and provide for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary to meet the Partnership's cash requirements through December 31, 1998 (determined without regard to the repayment of the deferred rent). The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership in monthly installments of $25,000 for the period April 1, 1997 through December 31, 1997, and monthly installments of $50,000 for the year 1998 and thereafter until paid in full (subject to acceleration under certain circumstances). For the years 1999 through 2003, additional abatements of basic rent will be reduced to provide the Partnership with amounts needed to meet the Partnership's cash requirements plus an additional amount ($83,333 per month in 1999 and 2000, $125,000 per month in 2001, and $166,667 per month in 2002 and
2003).

In conjunction with the Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, as discussed above, the Corporation, New Claridge and the Partnership entered into a restructuring agreement, effective March 1, 1997, to modify certain terms of the Expandable Wraparound Mortgage. In addition, under the March 1, 1997 restructuring agreement, New Claridge agreed to exercise the first of three ten-year renewal options extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008.

Under the terms of the Operating Lease, as amended effective March 1, 1997, New Claridge has an option to purchase, on September 30, 1998, the Hotel Assets and the underlying land for their fair market value at the time the option is exercised, which in no event may be less than an amount equal to the amount then outstanding under the Expandable Wraparound Mortgage plus $2.5 million, plus any amount of the $1.3 million of rent deferred on March 1, 1997 not then paid. If New Claridge does not exercise this option on September 30, 1998, it may exercise an option, on September 30, 2003, to purchase the Hotel Assets and the underlying land on January 1, 2004, for their fair market value at the time the option is exercised.

Basic rent during the renewal term of the Operating Lease will be calculated pursuant to a formula, with such rent not to be more than $29.5 million nor less than $24 million in the lease year October 1, 1998 through September 30, 1999, and subsequently, not to be greater than 10% more than the basic rent for the preceding lease year in each lease year thereafter. Basic rent during the renewal term of the Expansion Operating Lease will also be calculated pursuant to a formula, with such rent not to be more than $3 million nor less than $2.5 million in the lease year October 1, 1998 through September 30, 1999, and subsequently, not to be greater than 10% more than the basic rent for the preceding lease year in each lease year thereafter. Therefore, the aggregate basic rent payable during the initial years of the renewal term of the leases will be significantly below the 1997 level.

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

The Partnership had a working capital deficiency of approximately $14,352,000 as of December 31, 1995 and $17,084,000 as of December 31, 1996. The working capital deficiency primarily results from the consummation of the 1989 Restructuring Agreement. As part of the 1989 restructuring, the Partnership's cash flow was reduced to an amount no greater than what the Partnership needs to pay Partnership expenses, including debt service. Such concept was continued through 1998 in the 1997 restructuring (see Item 1. Business - "Recent Developments at New Claridge"). Thus, so long as the Claridge is financially viable and New Claridge continues to make all payments under the operating leases, the Partnership expects to be able to pay its current liabilities.


Item 8.       Financial Statements and Supplementary Data.

The Financial Statements and Financial Statement Schedules are set forth at pages F-1 to F-21 of this report.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

              Name                           Position                     Age

              Anthony C. Atchley             General Partner              55
              Gerald C. Heetland             General Partner              56

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

Mr. Heetland has served as General Partner since June 16, 1989. He has served as General Counsel of Becker Gaming, Inc., from January 1997 to present and served as a private consultant and attorney from December 1995 to January 1997. He served as Vice President General Counsel and Secretary of Fitzgeralds Casino & Hotel in Las Vegas, Nevada and Fitzgeralds Casino & Hotel, Harolds Club and Nevada Club in Reno, Nevada from September 1990 to November 1995. He served as Vice President, Secretary and General Counsel of Del Webb Hotels and all affiliated hotel group subsidiaries from March 1986 to June 1989. He served as Vice President, General Counsel-Casino/Hotels and Assistant Secretary of Webb and Vice President and Secretary of all Webb hotel group subsidiaries from April 1985 to March 1986, as Vice President, Associate General Counsel and Assistant Secretary of Webb from November 1983 to March 1985, and as Associate General Counsel and Assistant Secretary of Webb from July 1981 to November 1983. He served in similar capacities in all Webb hotel group subsidiaries during the 1981 to 1985 periods noted. From June 1984 through March 1986, Mr. Heetland was the Secretary of the Corporation, and from March 1986 through May 1987 he was Assistant Secretary of the Corporation.


Item 11.      Executive Compensation.

The following table shows the general partners' management fee which is all of the compensation paid by the Partnership to all of its executive officers for the years ended December 31, 1996, 1995 and 1994.

                                                                  Other  Annual
         Individual                  Capacity           Year       Compensation

       Anthony C. Atchley          General Partner      1996         $65,000
                                                        1995         $65,000
                                                        1994         $65,000

       Gerald C. Heetland          General Partner      1996         $65,000
                                                        1995         $65,000
                                                        1994         $65,000


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

The common stock of the Corporation and the limited partnership interests of the Partnership were sold together in a private placement as units, and because there has been relatively little trading in the stock or partnership interest, there is a substantial similarity between the equity ownership of the Corporation and the Partnership. Although the Partnership and the Corporation are independent entities, approximately 95% of the Corporation's common stock is owned by persons who also own limited partnership interests in the Partnership.

The Partnership has an agreement with New Claridge whereby New Claridge provides facility and maintenance and engineering services for the Claridge. The agreement calls for the reimbursement of the actual facilities and maintenance costs incurred on the Partnership's behalf, as well as an annual fee equal to 10% of such facility and maintenance costs, but not to exceed $530,000 per annum. The agreement is in effect during the entire term of the Operating Lease including any subsequent renewal terms.

Under the terms of the option to purchase the Contingent Payment, upon purchase of the Contingent Payment, the Partnership and/or the Corporation are required to make distributions in excess of $7 million to the Releasing Partners/Investors. The Partnership and the Corporation have agreed to cooperate in the purchase of the option and the Contingent Payment, with each contributing one-half of the purchase price of the option and each anticipated to contribute one-half of the purchase price of the Contingent Payment. A portion of the

Partnership's contribution would be contributed through additional abatements of basic rent payments due under the Operating Lease and the Expansion Operating Lease (see Item 1. Business - "Contingent Payment Rights").


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

10 (f)   Form of Second Amendment to Operating Lease and Expansion Operating
         Lease**

10 (g)   Form of Third Amendment to Operating Lease and Expansion Operating
         Lease**

10 (h) Form of Fourth Amendment to Operating Lease and Expansion Operating Lease***

10 (i) Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement***

10 (j)   Form of Option Agreement****

10 (k)   Form of Side Agreement****

10 (l)   Form of First Amendment to the Option Agreement****

10 (m)   Form of First Amendment to the Side Agreement****

10 (n) Form of Fifth Amendment to Operating Lease Agreement and Fourth Amendment to Expansion Operating Lease Agreement

10 (o)   Form of Restructuring Agreement



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

****Exhibits are incorporated by reference to the Exhibits filed with Form 10-K for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission on March 29, 1996.


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

                    Atlantic City Boardwalk Associates, L.P.
                                   Registrant



Date:    April 14, 1997                  /s/  ANTHONY C. ATCHLEY
         --------------                  ---------------------------------------
                                         by  Anthony C. Atchley, General Partner

Date:    April 14, 1997                  /s/  GERALD C. HEETLAND
         --------------                  ---------------------------------------
                                         by  Gerald C. Heetland, General Partner

Date:    April 14, 1997                  /s/  ANTHONY C. ATCHLEY
         --------------                  ---------------------------------------
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



Date:    April 14, 1997                    /s/  GERALD C. HEETLAND
         --------------                   --------------------------------------
                                          by   Gerald C. Heetland, General
                                                 Partner and Chief Financial
                                                 Officer

Date:    April 14, 1997                    /s/  ANTHONY C. ATCHLEY
         --------------                   --------------------------------------
                                          by   Anthony C. Atchley, General
                                                 Partner

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



                                                                     Page
                                                                Reference in
                                                                  Report on
                                                                  Form 10-K

Independent Auditors' Report  ..................................      F-2

Balance Sheets as of December 31, 1995 and 1996 ................      F-3

Statements of Operations For the Years Ended
     December 31, 1994, 1995 and 1996 ..........................      F-4

Statements of Partners' Capital Accounts (Deficit)
     For the Years Ended December 31, 1994, 1995 and 1996 .......     F-5

Statements of Cash Flows For the Years Ended
     December 31, 1994, 1995 and 1996 ...........................     F-6

Notes to Financial Statements For the Years Ended
     December 31, 1994, 1995 and 1996 ...........................     F-7

Financial Statement Schedule:

     Schedule III - Real Estate and Accumulated Depreciation.....     F-21

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic City Boardwalk Associates, L.P. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                /s/ KPMG Peat Marwick LLP


Las Vegas, Nevada
March 21, 1997

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                 Balance Sheets
                           December 31, 1995 and 1996

                                                      1995                1996
                                                    ---------          ---------
            Assets

Current assets:
     Cash and cash equivalents               $     1,535,000          1,446,000
     Rent due from New Claridge                      298,000            408,000
     Interest receivable from partners                28,000             35,000
     Prepaid expenses                                313,000            264,000
      Other assets                                   199,000            172,000
                                                  ----------       -------------

              Total current assets                 2,373,000          2,325,000
                                                  ----------       -------------

Hotel Assets (notes 4 and 5)                     180,298,000        183,529,000
Less:  Accumulated depreciation and amortization  94,057,000        100,281,000
                                                ------------       -------------

              Net Hotel Assets                    86,241,000         83,248,000
                                                ------------      -------------

Note receivable from New Claridge, including
     accrued interest  of $2,826,000 and
     $3,258,000 in 1995 and 1996, respectively     6,426,000          6,858,000
Deferred rent from New Claridge (notes 3 and 6)   39,856,000         37,807,000
Intangibles, net of accumulated amortization of
     $3,526,000 and $3,626,000 in 1995 and 1996,
     respectively                                    279,000            179,000
                                                 -----------      -------------

                                             $   135,175,000        130,417,000
                                                 ===========       =============
    Liabilities and Partners' Capital Accounts

Current liabilities:
     Accounts payable                        $     1,400,000          1,035,000
     Accrued interest due New Claridge             1,274,000          1,147,000
     Current portion of long-term debt due
         principally to New Claridge (note 5)     14,051,000         17,227,000
                                                 -----------     ---------------

          Total current liabilities               16,725,000         19,409,000
                                                 -----------     ---------------

Long-term debt due principally to New Claridge,
     including accrued interest of $20,000,000   104,315,000         92,120,000
      in 1995 and 1996 (note 5)                  -----------        ------------

Partners' capital accounts (deficit):
     New general partners                             57,000            105,000
     Former general partners                         144,000            173,000
     Special limited partners                       (234,000)          (187,000)
     Investor limited partners                    14,168,000         18,797,000
                                                 -----------     ---------------

     Total partners' capital accounts (deficit)   14,135,000          18,888,000

Commitments and contingencies (notes 5, 6, 7 and 9)

                                             $   135,175,000         130,417,000
                                                 ===========      ==============
See accompanying notes to financial statements.

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                            Statements of Operations
              For the Years Ended December 31, 1994, 1995, and 1996


                                               1994          1995         1996
                                            -----------   ----------   ---------
Revenues:
     Rent from New Claridge for the
         lease of Hotel Assets
         (notes 3 and 6)                     $ 37,236,000  38,517,000   39,398,000
     Interest from New Claridge                   432,000     432,000      432,000
     Interest from Special Limited Partners        36,000      36,000       36,000
     Investment                                    83,000     130,000      100,000
                                              -----------  ----------   ----------

                                               37,787,000  39,115,000   39,966,000
                                              -----------  ----------   ----------


Expenses:
     Cost of maintaining and repairing
         Hotel Assets paid to New Claridge     11,317,000  11,716,000   12,116,000
     Interest, principally on mortgages to
         New Claridge (note 5)                 17,729,000  17,239,000   16,034,000
     General and administrative                   684,000     630,000      609,000
     General Partners' management fee             130,000     130,000      130,000
     Depreciation and amortization              6,145,000   6,677,000    6,324,000
                                              -----------  ----------   ----------

                                               36,005,000  36,392,000   35,213,000
                                              -----------  ----------   ----------

Net income                                $     1,782,000   2,723,000    4,753,000
                                          ===============  ==========   ==========

Net income per limited partnership
   unit (note 1)(450 units outstanding
at the end of each year)                  $         3,896       5,953       10,391
                                          ===============   =========   ==========

See accompanying notes to financial statements.



                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
               Statements of Partners' Capital Accounts (Deficit)
              For the Years Ended December 31, 1994, 1995 and 1996

                                                           Class A       Class B        Class A          Class B            Total
                               New           Former        Special       Special        Investor         Investor          Partners'
                             General         General       Limited       Limited        Limited          Limited           Capital
                            Partners         Partners      Partners      Partners       Partners         Partners          Accounts

Partners' Capital
Accounts (Deficit),
December 31, 1993          $  12,000         116,000       (18,000)     (260,000)        2,380,000        7,400,000        9,630,000

Net income                    18,000          11,000         1,000        16,000           426,000        1,310,000        1,782,000
                            --------        --------       -------      --------        ----------      -----------       ----------

Partners' Capital
Accounts (Deficit),
December 31, 1994             30,000         127,000       (17,000)     (244,000)        2,806,000        8,710,000       11,412,000

Net income                    27,000          17,000         2,000        25,000           651,000        2,001,000        2,723,000
                            --------        --------       -------      --------        ----------      -----------      -----------

Partners' Capital
Accounts (Deficit),
December 31, 1995             57,000         144,000       (15,000)     (219,000)        3,457,000       10,711,000       14,135,000

Net income                    48,000          29,000         3,000        44,000         1,136,000        3,493,000        4,753,000
                            --------        --------       -------      --------         ---------      -----------      -----------

Partners' Capital
Accounts (Deficit),
December 31, 1996          $ 105,000         173,000       (12,000)     (175,000)        4,593,000       14,204,000       18,888,000
                             =======         =======        ======       =======         =========       ==========       ==========



See accompanying notes to financial statements.


                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                            Statements of Cash Flows
              For the Years Ended December 31, 1994, 1995, and 1996

                                                            1994               1995            1996
                                                       ------------       -------------     ----------
Cash flows from operating activities:
     Net income                                        $  1,782,000         2,723,000        4,753,000
         Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization               6,145,000         6,677,000        6,324,000
              Accretion of discount on mortgage note      1,153,000         1,327,000        1,524,000
              Loss on disposal of assets                    170,000            46,000             -
              Decrease in deferred rent                   2,164,000         1,598,000        2,049,000
              Deferred interest on receivable
               from New Claridge                           (432,000)         (432,000)        (432,000)
              Changes in current assets and liabilities:
                  Increase in rent due from New Claridge,
                      interest receivable from partners,
                      prepaid expenses and other assets     (41,000)         (188,000)         (41,000)
                  (Decrease) increase in accounts payable and
                      accrued interest due New Claridge    (212,000)          100,000         (492,000)
                                                        ------------       -----------      -----------

                      Net cash provided by
                         operating activities            10,729,000        11,851,000       13,685,000
                                                        ------------       ----------      ------------

Cash flows from investing activities:
     Purchase of Hotel Assets                            (9,620,000)       (2,160,000)      (3,231,000)
     Proceeds from sale of Hotel Assets                      12,000            21,000             -
                                                        ------------       -----------     ------------

                  Net cash used in investing activities  (9,608,000)       (2,139,000)      (3,231,000)
                                                        ------------       -----------     ------------

Cash flows from financing activities:
     Proceeds of borrowings from New Claridge             9,610,000         2,483,000        3,508,000
     Principal payments of debt, principally
          to New Claridge                               (10,548,000)      (12,324,000)     (14,051,000)
                                                        -----------        -----------     -----------

                  Net cash used in financing activities    (938,000)       (9,841,000)     (10,543,000)
                                                        ------------       -----------      ----------

Net increase (decrease) in cash and cash equivalents        183,000          (129,000)         (89,000)
Cash and cash equivalents, beginning of period            1,481,000         1,664,000        1,535,000
                                                        ------------       -----------      -----------

Cash and cash equivalents, end of period          $       1,664,000         1,535,000        1,446,000
                                                        ===========        ===========      ===========

Supplemental cash flow information:
     Interest paid (net of amount capitalized)    $      16,570,000        16,022,000       14,637,000
                                                         ==========        ==========       ==========

Supplemental noncash investing and financing activities:
     Trade-in value on purchase of Hotel Assets   $          68,000             1,000             -
                                                        ===========      ==============   ===========
     Capital lease obligation incurred
          to acquire Hotel Assets                 $          -                557,000             -
                                                        ============     =============    ===========

See accompanying notes to financial statements.

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                          Notes to Financial Statements
              For the Years Ended December 31, 1994, 1995, and 1996


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

    (b)  Current Licensing Status

         The ownership and operation of casino-hotel facilities in Atlantic City are subject to extensive state regulation under the Casino Control Act under the direction of the New Jersey Casino Control Commission ("Commission"). The Casino Control Act provides that various categories of entities must hold appropriate casino licenses. The Partnership currently operates under a four-year casino service industry license effective October 31, 1995, while New Claridge operates under a four-year casino license effective September 30, 1995.

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

(2)      Basis of Presentation and Summary of Significant Accounting Policies

         The Partnership's policy is to maintain its books of records and prepare its income tax returns on the accrual basis of accounting ("Tax Basis"). The accompanying financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") and differ from Tax Basis as follows:

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


         The significant accounting policies used to prepare the accompanying GAAP financial statements are as follows:

         a. Hotel Assets are stated at cost and are depreciated or amortized on a straight-line basis over the following estimated useful lives:

                Building                                               40 years
                Building improvements                                  10 years
                Furniture, fixtures and equipment                        7 years

          b.   The   Partnership   adopted  the  provisions  of  SFAS  No.  121,
               Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Partnership's financial position, results of operations, or liquidity.

          c. Deferred financing costs are being amortized on a straight-line basis over 5 to 17 years.

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

          g. Due to the nature of the relationships between the Partnership and New Claridge and the Partnership and the partners, estimation of the fair value of the financial instruments due from and due to these related parties is not practical as there is no trading market for these financial instruments. See Notes 3 and 5 for a description of the terms of these instruments. All other financial instruments are stated at their carrying value which approximates their fair value. The carrying amount of cash equivalents, interest receivable from partners and current liabilities approximates fair value because of the short-term maturity of these instruments.

          h. Management of the Partnership has made estimates and assumptions relating to the reporting of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these
               financial statements  in  conformity   with  generally  accepted
               accounting principles. Actual results could differ from those estimates.

         Following are the Partnership's assets and liabilities as determined in accordance with GAAP and for federal income tax reporting purposes at December 31:


                                           1995                              1996
                               -------------------------------       ------------------------
                               GAAP                 Tax              GAAP               Tax
                               Basis                Basis            Basis              Basis
                                                       (in thousands)

         Total assets         $   135,175            69,741         $  130,417           61,521
         Total liabilities    $   121,040           125,300         $  111,529          114,906

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

(4)  Hotel Assets

         A summary of Hotel Assets at December 31, 1995 and 1996 is as follows:

                                                  Accumulated
                                                Depreciation and           Net
December 31, 1995               Cost              Amortization        Hotel Assets
-----------------          ---------------      ---------------        ------------
Building                   $  101,353,000       $  30,828,000         $  70,525,000
Building improvements          25,911,000          18,223,000             7,688,000
Furniture, fixtures and
  equipment                    51,881,000          44,432,000             7,449,000
Capital lease asset             1,153,000             574,000               579,000
                            -------------        ------------          ------------
                           $  180,298,000       $  94,057,000         $  86,241,000
                           ==============       =============         =============



                                                Accumulated
                                               Depreciation and             Net
December 31, 1996               Cost             Amortization          Hotel Assets
-----------------         ---------------     ----------------        ------------

Building                   $  101,353,000      $   33,362,000         $  67,991,000
Building improvements          28,287,000          20,071,000             8,216,000
Furniture, fixtures and
   equipment                   52,736,000          46,160,000             6,576,000
Capital lease asset             1,153,000             688,000               465,000
                            -------------      --------------          ------------

                           $  183,529,000      $  100,281,000        $   83,248,000
                           ==============      ==============        ===============

(5)      Long-term Debt

         At December 31, 1995 and 1996, long-term debt consisted of the following:


                                                  1995                  1996
                                                  ----                  ----

14% Wraparound mortgage, net of            $  93,185,000          $ 84,709,000
    unaccreted discount of $9,815,000
    and $8,291,000, respectively
14% Expansion mortgage                         6,522,000             4,496,000
14% FF&E notes                                18,346,000            20,035,000
Capital lease obligations                        313,000               107,000
                                           -------------        --------------
                                             118,366,000           109,347,000
Less: Current portion of long-term debt       14,051,000            17,227,000
                                           -------------          ------------

                                           $ 104,315,000         $  92,120,000
                                           =============        ==============


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

         During 1995 the Partnership financed the purchase of some computer equipment through a 6.5% capital lease. This thirty-six month lease required the final six month's payments be made at its inception and that principal and interest payments of approximately $17,000 be made monthly until its maturity in July 1997. During 1991 the Partnership financed the purchase of a Hotel Asset through a 14% capital lease. This five year lease required monthly principal and interest payments of approximately $4,000 until its maturity in June 1996.

         Aggregate maturities of debt for each of the next five years are as follows:

                   1997                         $    17,227,000
                   1998                              18,615,000
                   1999                               2,046,000
                   2000                              77,996,000
                   2001                               1,754,000
                                                  -------------

                                                    117,638,000
                   Less: Discount                     8,291,000
                                                  --------------

                                                $   109,347,000
                                                  =============


(6)      Leases

         The Partnership leases the Land and the Hotel Assets, excluding the FF&E, to New Claridge under an operating lease expiring September 30, 1998, with three 10-year renewal options. The Partnership also leases the FF&E to New Claridge for an amount sufficient to fund payment of principal and interest on the FF&E notes. The operating leases provide that New Claridge will have the option to purchase the Hotel Assets and the leasehold interest in the land and air rights at their fair market value on September 30, 1998.

         Minimum future rental receipts for each of the next five years under leases to New Claridge are as follows:


               1997                                 $     50,233,000
               1998                                       42,034,000
               1999                                        7,583,000
               2000                                       12,010,000
               2001                                        1,877,000
                                                       -------------

               Minimum future rentals               $    113,737,000
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

          Per  the  terms  of an  amendment  to the  Operating  Lease  Agreement executed as of August 1, 1991, during the years 1991 to 1998 contractual rents in excess of debt service and Partnership expenses can be abated up to $38,820,000 in the aggregate but not in excess of $10,000,000 in any one calendar year. Prior to this amendment, scheduled rents totaling $39,820,000 were to be abated beginning in 1992 through the end of 1999. Rents abated during the years ended December 31, 1995 and 1996 amounted to $7,858,000 and $8,307,000, respectively. Cumulative abated rents as of December 31, 1996 total $37,066,000, leaving $1,754,000 still to be abated. Additional abatements of rent totaling $500,000 are available as a result of the acquisition of the option to purchase the Contingent Payment, and further abatements would become available upon exercising the Contingent Payment option (see Note 9, "Contingencies"). As of March 1997 the abatement remaining as of December 31, 1996 has been fully utilized.

          The Partnership accounts for leases in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 13, Accounting for Leases, whereby rental income is recognized on a straight-line basis over the life of the lease. As of December 31, 1995 and December 31, 1996, deferred rent from New
          Claridge included rental income of $24,778,000 and $22,729,000, respectively, that was earned in excess of actual rent receipts.

(7)       Recent Developments at New Claridge

          The ability of the Partnership to fulfill its obligations is dependent upon the ability of New Claridge to pay rental payments when due. Accordingly, the financial stability of the Partnership is dependent upon the financial condition of New Claridge.

          During 1994 and 1995, the cash provided by operations of the Claridge was sufficient to meet the Corporation's obligations to pay interest on the Notes, as well as to make at least some moderate capital improvements. Commencing in the latter part of 1995, however, competition in the Atlantic City casino market for bus customers, a principal source of customers for the Claridge at the time, increased; this competition intensified even more during 1996 as additional casino square footage was added, principally due to the opening of the Trump World's Fair casino. During 1996, the average coin incentive issued per bus patron at the Claridge increased to approximately $19, from approximately $13 in 1995. Total cash incentives issued to Claridge's casino patrons (in the form of coin to play slot machines and gaming chips to play table games) increased to approximately $30.5 million in 1996, from approximately $25.2 million in 1995. While the Corporation's promotional costs have increased significantly, total casino revenues in 1996 actually decreased from 1995 levels. It had been the expectation of the Corporation that, upon opening of its new self-parking garage, the Corporation would be able to reduce its reliance on the bus patron market; however, the Corporation was forced to close the garage facility on July 10, 1996, only ten days after its opening following a fatal accident. Because the facility was not able to reopen until the end of September 1996, the Corporation lost any possible benefit of the facility during the normally busy summer season. In addition, severe winter weather in the first quarter of 1996 adversely affected revenues. As a result, the Corporation experienced a net loss for 1996 of $15.4 million, compared to a net loss of $1.9 million in 1995.

         In late July 1996, management of the Corporation determined that due to the serious deterioration in the Corporation's cash flow, that without a significant improvement in its operating results, it was unlikely that the Corporation would be able to meet its obligations to pay interest on the Notes beyond the August 1996 payment. In addition to taking steps to conserve cash by reducing various operating expenses, the Corporation engaged a financial advisor, Dillon, Read & Co., Inc., to assist in formulating a proposal to the holders of the Notes to restructure the Corporation's obligations under the Notes. At the same time, the Corporation was working with Dillon, Read & Co., Inc. to attempt to find a buyer of the Corporation or an investor that would be in a position to inject additional capital into the Corporation to enable the Corporation to meet its ongoing obligations. To date, the Corporation has not received any acceptable proposals in regards to the possible sale of the Corporation.

          In November 1996, while the sales efforts were continuing, the Corporation announced that there was a strong likelihood that the Corporation would be unable to pay the interest due on the Notes on February 3, 1997. Accordingly, management, working together with financial and legal advisors, formulated a plan for restructuring the Corporation's obligations. The terms of the proposed plan were presented to the noteholders at a meeting held on December 3, 1996, at which time the noteholders were urged to form a steering committee or other representative body to conduct negotiations. Although a group of noteholders formed and met with the management of the Corporation on a few occasions, by the time the committee formally organized itself on January 7, 1997, it consisted of six members representing ownership of less than 5% of the total amount of Notes outstanding. At that time, the Corporation determined that the committee did not represent a sufficient portion of the noteholders to negotiate on behalf of the noteholders generally. As a result, the Corporation did not formally recognize the committee and did not engage in any negotiation with the committee or its members, although it did encourage the members of the committee to continue to attempt to obtain broader representation of the noteholders.

          On January 12, 1997, management of the Corporation was contacted, through an agent, by Hilton Hotel Corporation ("Hilton"), regarding a possible sale of the Corporation to Hilton, and shortly thereafter, the Corporation began negotiations with Hilton. On January 30, 1997, the Corporation issued a press release indicating that the Corporation would not make the interest payment due on the Notes on February 3, 1997, and that the Corporation had entered negotiations with Hilton regarding acquisition of the Corporation by Hilton through a prepackaged bankruptcy plan. At that time, a representative of Hilton indicated that Hilton had acquired approximately 35% to 40% of the Notes. On February 5, 1997, three holders of the Notes, who were members of the unofficial committee which they had formed, filed a petition for involuntary bankruptcy against the Corporation in the bankruptcy court for the District of New Jersey.

          Contemporaneously, the same three holders of the Notes filed a related state court lawsuit against the Corporation, New Claridge, the
          Partnership, certain officers and directors of the Corporation, and the general partners of the Partnership. On March 4, 1997, contrary to earlier expectations, the Corporation was able to pay the interest that was due on the Notes on February 3, 1997, under the 30-day grace period allowed in accordance with the terms of the indenture governing the Notes ("Indenture"). In addition, the Corporation reached agreement with the unofficial committee of noteholders, as well as the three holders of the Notes, providing for the joint dismissal of the involuntary bankruptcy petition and the related state court lawsuit. On March 19, 1997, an order was entered dismissing the involuntary bankruptcy petition; as part of that order, a settlement agreement was entered whereby the state court lawsuit was also dismissed. The Corporation expects the negotiations with Hilton to continue.

          The Corporation had sufficient cash to pay the interest on the Notes on March 4, 1997 due to several events: (i) cash flow from operations for January and February 1997 improved significantly over what had been expected; (ii) effective March 1, 1997, the Operating Lease and Expansion Operating Lease were amended to provide for the deferral of basic rent of $1.3 million on March 1, 1997 (see further discussion below); and (iii) on February 28, 1997, New Claridge entered into an agreement with Thermal Energy Limited Partnership I ("Atlantic Thermal"), pursuant to which Atlantic Thermal was granted an exclusive license for a period of twenty years to use, operate and maintain certain steam and chilled water production facilities at the Claridge. In consideration for this license agreement, Atlantic Thermal paid New Claridge $1.5 million.

          The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1,300,000 of basic rent on March 1, 1997, and provide for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary to meet the Partnership's cash requirements through December 31, 1998 (determined without regard to the repayment of the deferred rent). The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership in monthly installments of $25,000 for the period April 1, 1997 through December 31, 1997, and monthly installments of $50,000 for the year 1998 and thereafter until paid in full (subject to acceleration under certain circumstances). For the years 1999 through 2003, additional abatements of basic rent will be reduced to provide the Partnership with amounts needed to meet the Partnership's cash requirements plus an additional amount ($83,333 per month in 1999 and 2000, $125,000 per month in 2001, and $166,667 per month in 2002 and 2003).

          Also effective March 1, 1997, the Corporation, New Claridge, and the Partnership entered into a restructuring agreement, pursuant to which New Claridge agreed to use its best efforts to cause a modification of the Expandable Wraparound Mortgage ("Wraparound Modification") that is permitted by, or is in compliance with, the terms of the Indenture. The Wraparound Modification, if so permitted, will provide for an extension of the maturity date of the Expandable Wraparound Mortgage from September 30, 2000 to January 1, 2004. If the Wraparound Modification is not permitted by or in compliance with the terms of the Indenture, New Claridge has agreed to effect the Wraparound Modification at such time as the Notes are no longer outstanding, and to forbear from taking any action to foreclose on the Expandable Wraparound Mortgage until February 2002.

          As discussed, the Corporation experienced recurring losses and serious deterioration in its cash flow in 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation will need to experience a significant improvement in operating results in 1997 in order to meet its on-going obligations, including the interest due on the Notes. Operating results in 1997 have improved over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage. Although management of the Corporation believes that operating results will continue to improve over prior year levels, no assurances as to the continuation of this improvement can be given. Management will continue to conserve cash through various cost containment measures, including limiting capital expenditures in 1997 to approximately $1 million. Given the various improvements made to the property in recent years, including the casino expansion in 1994, the construction of the self-parking garage, and other projects such as the refurbishment of all of its guest rooms, the current condition of the property is such that the above-mentioned level of capital expenditures is deemed adequate. Management will also continue to work with Dillon, Read & Co., Inc. to pursue a sale of the Corporation or some other plan for a significant infusion of capital into the Corporation. In addition, New Claridge has retained the law firm of Zelle and Larson LLP of Minneapolis, Minnesota to assist in evaluating the recovery of certain expenses incurred in reopening the self-parking garage and in evaluating potential lost profit claims as a result of the accident which occurred in the self-parking garage on July 10, 1996. Management of the Corporation intends to file a claim to recover these expenses and lost profits; recovery of these claims would have a positive impact on New Claridge's financial results and liquidity. No formal claims have been filed to date, and there is no assurance that the Corporation will be successful in realizing any recovery.

(8)       Related Party Transactions

          The common stock of the Corporation and the limited partnership interests of the Partnership were sold together in a private placement as units, and because there has been relatively little trading in the stock or partnership interests, there is a substantial similarity between the equity ownership of the Corporation and the Partnership. Although the Partnership and the Corporation are independent entities, approximately 95% of the Corporation's common stock is owned by persons who also own limited partnership interests in the Partnership.

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

          Under the terms of the option to purchase the Contingent  Payment (see
          Note 9, "Contingencies"), upon purchase of the Contingent Payment, the Partnership and/or the Corporation would be required to make distributions in excess of $7 million to the Releasing Partners/Investors. The Partnership and the Corporation have agreed to cooperate in the purchase of the option and the Contingent Payment, with each contributing one-half of the purchase price of the option and each anticipated to contribute one-half of the purchase price of the Contingent Payment. A portion or the Partnership's contribution would be contributed through additional abatements of basic rent payments due under the Operating Lease and the Expansion Operating Lease. Given the recent operating results at New Claridge (see Note 7, "Recent

          Developments at New Claridge"), it is unlikely that the Corporation would be able to exercise this Contingent Payment Option using available working capital, or absent a refinancing or sale transaction.

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

          In connection with the 1989 restructuring, Webb agreed to permit those partners/investors in the Partnership and Corporation ("Releasing Partners/Investors") from whom Webb had received written releases from all liabilities, rights ("Contingent Payment Rights") to receive certain amounts to the extent available for application to the
          Contingent Payment. Approximately 84% in interest of the partners/investors provided releases and became Releasing Partners/Investors. Payments to Releasing Partners/Investors are to be made in accordance with a schedule of priorities, as defined in the Restructuring Agreement.

          On April 2, 1990, Webb transferred its interest in the Contingent Payment to an irrevocable trust for the benefit of the Valley of the Sun United Way, and upon such transfer Webb was no longer required to be qualified or licensed by the Commission.

          On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option was $1 million, and the option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of payment of the purchase price. The purchase price may also increase in an amount not to exceed $10 million if future distributions to Releasing Partners/Investors exceed $20 million. It is estimated that at December 31, 1996, the aggregate amount owing in respect of the Contingent Payment was $65.8 million.

          Given the recent operating results at New Claridge (see Note 7, "Recent Developments at New Claridge"), it is unlikely that the Corporation would be able to exercise this Contingent Payment Option using available working capital, or absent a refinancing or sale transaction.

          In the event that the option is exercised, it is anticipated that the Contingent Payment would be canceled so that neither the Corporation nor the Partnership would have any obligation to make any payment in respect of the Contingent Payment before making a distribution to limited partners or shareholders. Upon the purchase and cancellation, however, the Corporation and the Partnership would remain obligated to make payments to the Releasing Partners/Investors, in respect of the Contingent Payment Rights, before any distribution may be made to limited partners or shareholders. These payments would be required to be in the same amounts as if the Contingent Payment had not been purchased and canceled. As a result, it is not likely that limited partners or shareholders who are not Releasing

          Partners/Investors will receive any distribution from the Partnership or the Corporation. In the aggregate, Releasing Partners/Investors are entitled to receive an amount equal to approximately 72% of the Contingent Payment if the option is exercised.

          Under the terms of the option, upon purchase of the Contingent Payment, the Partnership and/or the Corporation would be required to make distributions in excess of $7 million to the Releasing Partners/Investors. The Partnership and the Corporation have agreed to cooperate in the purchase of the option and the Contingent Payment, with each contributing one-half of the purchase price of the option and each anticipated to contribute one-half of the purchase price of the Contingent Payment. A portion of the Partnership's contribution would be contributed through additional abatements of basic rent payments due under the Operating Lease and the Expansion Operating Lease.



                                                   SCHEDULE III

                                     ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.                                             Life
                                     Real Estate and Accumulated Depreciation                                               on
                                                                                                                          which
                                   Years Ended December 31, 1994, 1995 and 1996                                           Deprec.
                                                                                                                            in
                                                                                                             Date         latest
                                                                             Gross Amount                    of       Statement of
                            Initial Cost                   Cost Capitalized  at which            Accumu-    Con          Operations
                            to Partnership                 Subsequent to     Carried at Close    lated      struc-  Date    is
Description Encumbrances(A) Land(B) Building               Acquisition       of Period (C)(D)    Deprec.(E) tion    Acq.  Computed
-----------------------------------------------------------------------------------------------------------------------------------
                                               Initial
                                   112,500,000 Cost
                                               Less:
                                                 Original                    Bldg.   101,353,000         N/A   10/31/83  40 yrs
                                                 Discount  Bldg.             Bldg.                       1983-
                                                 on        Impr. 28,287,000  Impr.    25,287,000         1996     N/A    10 yrs
                                   (11,147,000)  Mortgage  FF&E  53,889,000  FF&E     53,889,000         N/A   1983-1996  7 yrs
                                   ------------                  ----------           ----------
Hotel &
Casino
Atlantic
City, NJ     109,347,000     -     101,353,000                   82,176,000           183,529,000 100,281,000
             -----------  -------  -----------                   ----------           ----------- -----------



NOTES:

(A) Encumbrances represents the amount owed at December 31, 1996 on the Wraparound Mortgage, Expansion Mortgage, FF&E Notes and Capital lease obligations.

(B) The land under the building was acquired from DEWNJ, at no cost to the Partnership, as part of the 1989 Restructuring.

(C) The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes is $196,181,000.

(D)  Reconciliation of Real Estate Carrying Costs:

                                      1994           1995           1996

Balance at beginning of year       168,303,000    177,682,000    180,298,000
  Building improvements              6,299,000        259,000      2,376,000
  Furniture, fixtures and
     equipment (FF&E) acquired       4,384,000      2,459,000        855,000
  FF&E retired                        (311,000)      (102,000)          -
  Construction completed              (993,000)           -             -
                                   ------------   -----------    -----------
  Balance at end of year           177,682,000    180,298,000    183,529,000
                                   ===========    ===========    ===========

(E)  Reconciliation of Accumulated Depreciation:

                                      1994           1995           1996

Balance at beginning of year       81,583,000     87,541,000     94,057,000
  Provision for depreciation        6,017,000      6,550,000      6,224,000
  Accumulated depreciation
    of FF&E retired                   (59,000)       (34,000)         -
                                   ----------     ----------    -----------
  Balance at end of year           87,541,000     94,057,000    100,281,000
                                   ==========     ==========    ===========

                          INDEPENDENT AUDITORS' REPORT


The General Partners
Atlantic City Boardwalk Associates, L.P.

We have audited the accompanying financial statements of Atlantic City Boardwalk Associates, L.P. as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statements scheduled listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Out responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic City Boardwalk Associates, L.P. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 7 to the financial statements, New Claridge has suffered recurring losses from operations and has a net capital deficiency as of December 31, 1996. The Partnership is dependent upon New Claridge making its contractual lease payments to provide the Partnership the ability to make its contractual debt service payments and other obligations. These circumstances raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              /s/ KPMG Peat Marwick L.L.P.


Las Vegas, Nevada
March 21, 1997