Form 10-Q
period 1997-03-31
ATLANTIC CITY BOARDWALK ASSOCIATES LP
filed 1997-05-15
CIK 730408

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended                      March 31, 1997
                                       -----------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from _________________ to _________________

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






     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No ____

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                                      INDEX


PART I               FINANCIAL INFORMATION                              Page No.

     Item 1. Financial Statements

             Introductory Note to Financial Statements                     2

             Balance Sheets as of December 31, 1996 and  March 31, 1997    3

             Statements  of  Operations  For the Three Months Ended
             March 31, 1996 and 1997                                       4

             Statements  of Partners'  Capital  Accounts
             (Deficit) For the Year Ended December 31, 1996
             and the Three Months Ended March 31, 1997                     5

             Statements  of Cash Flows For the Three  Months
             Ended March 31, 1996 and 1997                                 6

             Notes to Financial Statements                               7 - 9

     Item 2. Management's  Discussion  and Analysis of Financial
             Condition and Results of Operations                         10-12



PART II                       OTHER INFORMATION

     Items 1-5 No information is provided as the answers to Items 1 through 5 are inapplicable.

     Item 6.   Exhibits and reports on Form 8-K                            12

                                     PART I

Item 1.   Financial Statements

Introductory Note to Financial Statements

The accompanying financial statements have been prepared by Atlantic City Boardwalk Associates, L.P. ("Partnership") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of December 31, 1996 and March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1996 and 1997.

Although management believes that the disclosures included herein are adequate to make the information contained herein not misleading, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles are omitted herein and are incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                 Balance Sheets
                      December 31, 1996 and March 31, 1997

                                                                 (Unaudited)
                  Assets                         1996                1997
                  ------                     ----------           ---------

Current assets:
     Cash and cash equivalents             $  1,446,000             132,000
     Rent due from New Claridge                 408,000             650,000
     Interest receivable from partners           35,000              43,000
     Prepaid expenses                           264,000             164,000
      Other assets                              172,000             108,000
                                             ----------          ----------

         Total current assets                 2,325,000           1,097,000
                                             ----------          ----------

Hotel Assets                                183,529,000         183,538,000
Less:  Accumulated depreciation
and amortization                            100,281,000         101,664,000
                                            -----------         -----------

              Net Hotel Assets               83,248,000          81,874,000
                                            -----------         -----------

Note receivable from New Claridge,
   including accrued interest  of
   $3,258,000 and $3,366,000 in 1996
   and 1997, respectively                     6,858,000           6,966,000
Deferred rent from New Claridge              37,807,000          38,683,000
Intangibles, net of accumulated
  amortization of $3,626,000 and
  $3,651,000 in 1996 and 1997,
  respectively                                  179,000             154,000
                                            -----------         -----------

                                        $   130,417,000         128,774,000
                                            ===========         ===========

                  Liabilities and Partners' Capital Accounts

Current liabilities:
     Accounts payable                   $     1,035,000           1,126,000
     Accrued interest due New Claridge        1,147,000           1,099,000
     Current portion of long-term debt
         due principally to New Claridge     17,227,000          17,504,000
                                            -----------         -----------

              Total current liabilities      19,409,000          19,729,000
                                            -----------         -----------

Long-term debt due principally to
  New Claridge, including
    accrued interest of $20,000,000
    in 1996 and 1997                        92,120,000           88,148,000
                                            ----------           ----------
Partners' capital accounts (deficit):
     New general partners                      105,000              125,000
     Former general partners                   173,000              185,000
     Special limited partners                 (187,000)            (167,000)
     Investor limited partners              18,797,000           20,754,000
                                            ----------           ----------

         Total partners'capital
           accounts (deficit)               18,888,000           20,897,000

Commitments and contingencies              -----------           ----------
                                         $ 130,417,000          128,774,000
                                           ===========          ===========

See accompanying notes to financial statements.

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                            Statements of Operations
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1997


                                                       1996            1997
                                                    ----------       --------
Revenues:
     Rent from New Claridge for the lease
        of Hotel Assets                         $   9,848,000         10,031,000
     Interest from New Claridge                       108,000            108,000
     Interest from Special Limited Partners             9,000              9,000
     Investment                                        27,000             12,000
     Other                                              -                  2,000
                                                 ------------       ------------

                                                    9,992,000         10,162,000
                                                 ------------       ------------


Expenses:
     Cost of maintaining and repairing
         Hotel Assets paid to New Claridge          3,083,000          2,796,000
     Interest, principally on mortgages
         to New Claridge                            4,108,000          3,746,000
     General and administrative                       167,000            170,000
     General Partners' management fee                  33,000             33,000
     Depreciation and amortization                  1,698,000          1,408,000
                                                    ---------        -----------

                                                    9,089,000          8,153,000
                                                    ---------        -----------


Net income                                      $     903,000          2,009,000
                                                   ==========        ===========

Net income per limited partnership unit
(450 units outstanding at the end of
     each period)                               $      1,976               4,393
                                                ============      ==============


See accompanying notes to financial statements.


                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

               Statements of Partners' Capital Accounts (Deficit)

                      For the Year Ended December 31, 1996
                    and the Three Months Ended March 31, 1997


                                                         Class A       Class B        Class A          Class B         Total
                            New           Former         Special       Special        Investor         Investor        Partners'
                            General       General        Limited       Limited        Limited          Limited         Capital
                            Partners      Partners       Partners      Partners       Partners         Partners        Accounts
                            --------      --------       --------      --------       --------         --------        --------


Partners' Capital
Accounts (Deficit),
December 31, 1995         $   57,000       144,000        (15,000)     (219,000)       3,457,000        10,711,000      14,135,000

Net income                    48,000        29,000          3,000        44,000        1,136,000         3,493,000       4,753,000
                            --------      --------      ---------      --------        ---------       -----------      ----------

Partners' Capital
Accounts (Deficit),
December 31, 1996            105,000       173,000        (12,000)     (175,000)       4,593,000        14,204,000      18,888,000

Net income
(unaudited)                   20,000        12,000          1,000        19,000          480,000         1,477,000       2,009,000
                            --------      --------      ---------      --------       ----------       -----------     -----------

Partners' Capital
Accounts (Deficit),
March 31, 1997
(unaudited)               $  125,000       185,000        (11,000)     (156,000)       5,073,000        15,681,000      20,897,000
                             =======       =======         ======       =======        =========        ==========      ==========


See accompanying notes to financial statements.

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                            Statements of Cash Flows
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1997


                                                       1996                1997
                                                      -----------       --------
Cash flows from operating activities:
     Net income                                   $    903,000        2,009,000
         Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization          1,698,000        1,408,000
              Accretion of discount on mortgage note   361,000          415,000
              Decrease (increase) in deferred rent     575,000         (876,000)
              Deferred interest on receivable
                from New Claridge                     (108,000)        (108,000)
              Change in current assets and liabilities:
                  Decrease (increase) in rent due
                      from New Claridge, interest
                      receivable from partners,
                      prepaid expenses and other
                      assets                           198,000          (86,000)
                  Increase in accounts payable and
                      accrued interest due New Claridge 95,000           43,000
                                                       -------          --------

                      Net cash provided by
                         operating activities        3,722,000         2,805,000
                                                     ---------         ---------

Cash flows from investing activities:
     Purchase of Hotel Assets                         (556,000)          (9,000)
                                                     ----------       ----------

                      Net cash used in investing
                         activities                   (556,000)          (9,000)
                                                     ----------       ----------

Cash flows from financing activities:
     Proceeds of borrowings from New Claridge          570,000            61,000
     Principal payments of debt, principally
       to New Claridge                              (3,516,000)      (4,171,000)
                                                     ---------           -------

                      Net cash used in financing
                         activities                 (2,946,000)      (4,110,000)
                                                     ---------        ---------

Net increase (decrease) in cash and cash equivalents   220,000       (1,314,000)
Cash and cash equivalents, beginning of period       1,535,000        1,446,000
                                                     ---------        ---------

Cash and cash equivalents, end of period          $  1,755,000          132,000
                                                     =========       ==========

Supplemental cash flow information:
     Interest paid, principally to New Claridge   $  3,942,000        3,604,000
                                                     =========        =========

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

         As discussed in the Claridge's Annual Report on Form 10-K for the year ended December 31, 1996, the Corporation experienced recurring losses and serious deterioration in its cash flow in 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation will need to experience a significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Operating results in 1997 have improved over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage. Although management of the Corporation believes that operating results will continue to improve over prior year levels, no assurances as to the continuation of this improvement can be given. Management of New Claridge will continue to conserve cash through various cost containment measures, including limiting capital expenditures in 1997 to approximately $1 million. Given the various improvements made to the property in recent years, including the casino expansion in 1994, the construction of the self-parking garage, and other projects such as the refurbishment of all of its guest rooms, the current condition of the property is such that the above-mentioned level of capital expenditures is deemed adequate. In January 1997 management of the Corporation was contacted, through an agent, by Hilton Hotel Corporation ("Hilton"), regarding a possible sale of the Corporation to Hilton, and shortly thereafter, the Corporation began negotiations with Hilton. Negotiations with Hilton regarding acquisition of the Corporation ended in April 1997 when a satisfactory agreement could not be reached. Management of New Claridge will continue to pursue a sale of the Corporation or some other plan for a significant infusion of capital into the Corporation. In addition, New Claridge has retained the law firm of Zelle and Larson LLP of Minneapolis, Minnesota to assist in evaluating the recovery of certain expenses incurred in reopening the self-parking garage and in evaluating potential lost profit claims as a result of the accident which occurred in the self-parking garage on July 10, 1996. Management of the Corporation intends to file a claim to recover these expenses and lost profits; recovery of these claims would have a positive impact on New Claridge's financial results and liquidity. No formal claims have been filed to date, and there is no assurance that the Corporation will be successful in realizing any recovery.

         The Corporation had a net loss of $4,815,000 for the three months ended March 31, 1997 compared to a net loss of $3,073,000 for the same period in 1996. During the first quarter of 1997 as compared to the same quarter in 1996, revenues net of promotional allowances decreased $94,000 while expenses decreased $403,000 - a decrease in loss before income taxes of $309,000. During the first quarter of 1996, the Corporation recorded a $2,051,000 income tax benefit as a result of the losses incurred in that period. During the first quarter of 1997 the Corporation recorded an income tax benefit of $1,801,000, offset by a corresponding increase in the valuation allowance, resulting in no income tax provision or benefit for the three months ended March 31, 1997.

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

         On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The price to acquire the option was $1 million, and the option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of payment of the purchase price. The purchase price may also increase in an amount not to exceed $10 million if future distributions to Releasing Partners/Investors exceed $20 million. It is estimated that at March 31, 1997, the aggregate amount owing in respect of the Contingent Payment was $68.2 million.

         Given the recent operating results at New Claridge (see discussion above), it is unlikely that the Corporation would be able to exercise this Contingent Payment Option using available working capital, or absent a refinancing or sale transaction.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 1997
as Compared to the Three Months Ended March 31, 1996

Rental income for the three months ended March 31, 1997 increased $183,000 as compared to the three months ended March 31, 1996. New Claridge pays as additional rent, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements ("FF&E"). During 1997, FF&E note principal and interest payments were higher than in 1996, resulting in increased rents in 1997.

The Partnership has an agreement with New Claridge whereby New Claridge provides facility maintenance and engineering services for the Claridge. The agreement calls for the reimbursement of the actual facilities and maintenance costs incurred on the Partnership's behalf. The cost of maintaining and repairing Hotel Assets decreased $287,000 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, due to an overall decrease in New Claridge's repairs and maintenance expenditures in an effort to conserve cash.

For the three months ended March 31, 1997, interest expense decreased $362,000 as compared to the same period ended March 31, 1996 due to principal payments made during 1996 and 1997 that reduced the average outstanding balance of the wraparound and expansion mortgages.

Depreciation and amortization expense for the three months ended March 31, 1997 decreased $290,000 as compared to the three months ended March 31, 1996. Assets purchased during the 1986 expansion became fully depreciated in mid-1996. Therefore, depreciation expense taken on these assets during the first quarter of 1996 was not available during the first quarter of 1997, resulting in decreased depreciation expense in 1997.

Liquidity and Capital Resources

The ability of the Partnership to continue to fulfill its obligations is dependent upon the ability of New Claridge to continue to make rental payments when due. Current lease payments from New Claridge, as recently amended, are sufficient to pay the Partnership's debt service and operating expenses. As part of the 1989 Restructuring Agreement, rental payments in excess of monthly cash flow requirements were deferred or abated so that excess cash does not currently accumulate in the Partnership. The 1997 restructuring continued this deferral or abatement of excess cash flow through 1998. At the Closing of the 1989 restructuring the Partnership loaned New Claridge $3.6 million. The note, including interest, along with those rentals deferred under the amendment to the operating leases, are to be repaid to the Partnership upon (i) the sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. The deferral of $1.3 million of rental obligations as part of the 1997 restructuring leaves the Partnership with minimal cash and liquidity.

The Operating Lease, together with the Expansion Operating Lease, was amended as part of the 1989 Restructuring Agreement to provide for the deferral of $15,078,000 of rental payments during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38,820,000 of basic rent through 1998, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. During the third quarter of 1991, the maximum deferral of rent was reached. On August 1, 1991, the Operating Lease and the Expansion Operating Lease were amended further to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements may not exceed $10 million in any one calendar year, and $38,820,000 in the aggregate. Additional abatements of rent totaling $500,000 were also available as a result of the acquisition of the option to purchase the Contingent Payment. During the first quarter of 1997, all of these abatements were fully utilized.

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

Under the terms of the Operating Lease, as amended effective March 1, 1997, New Claridge has an option to purchase, on September 30, 1998, the Hotel Assets and the underlying land for their fair market value at the time the option is exercised. As amended effective March 1, 1997, such price may not be less than an amount equal to the amount then outstanding under the Expandable Wraparound Mortgage plus $2.5 million, plus any amount of the $1.3 million of rent deferred on March 1, 1997 not then paid. If New Claridge does not exercise this option on September 30, 1998, it may exercise an option, on September 30, 2003, to purchase the Hotel Assets and the underlying land on January 1, 2004, for their fair market value at the time the option is exercised.

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

The Partnership had a working capital deficiency of approximately $18,632,000 as of March 31, 1997 and $17,084,000 as of December 31, 1996. The working capital deficiency primarily results from the consummation of the 1989 Restructuring Agreement as well as the 1997 restructuring. As part of the 1989 restructuring, the Partnership's cash flow was reduced to an amount no greater than what the Partnership needs to pay Partnership expenses, including debt service. Such concept was continued through 1998 in the 1997 restructuring. Thus, so long as the Claridge is financially viable and continues to make all payments under the operating leases, the Partnership expects to be able to pay its current liabilities.

                                     PART II

Item 6.         Exhibits and reports on Form 8-K

                (a) Not applicable.
                (b) No reports on Form 8-K were filed  during the quarter  ended
                    March 31, 1997.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Atlantic City Boardwalk Associates, L.P.
                                   Registrant





Date   May 14, 1997                          /s/  Anthony C. Atchley
     ------------------                      -----------------------------------
                                         by  Anthony C. Atchley,
                                               General Partner


Date   May 14, 1997                           /s/  Gerald C. Heetland
     -------------------                     -----------------------------------
                                         by  Gerald C. Heetland,
                                                General Partner


Date    May 14, 1997                          /s/  Anthony C. Atchley
     --------------------                    -----------------------------------
                                         by  AC Boardwalk Partners Corporation,
                                                General Partner
                                         by  Anthony C. Atchley, President