Form 10-Q
period 1997-06-30
ATLANTIC CITY BOARDWALK ASSOCIATES LP
filed 1997-08-07
CIK 730408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    Form 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

   For the transition period from _________________ to _______________________

                         Commission file number 33-27399


                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
             (Exact name of registrant as specified in its charter)


          New Jersey                                       22-2469174
-------------------------------------          ---------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)
 No.)

Indiana Avenue & the Boardwalk, Atlantic City, New Jersey              08401
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (609) 340-3400
--------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X___ No _____

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                                      INDEX

PART I                     FINANCIAL INFORMATION                       Page No.

       Item 1.  Financial Statements

       Introductory Note to Financial Statements                           2

       Balance Sheets as of December 31, 1996 and June 30, 1997            3

       Statements of Operations For the Three-Month and Six-Month
       Periods Ended June 30, 1996 and 1997                                4

       Statements of Partners' Capital Accounts (Deficit) For
       the Year Ended December 31, 1996 and the Six Months
       Ended June 30, 1997                                                 5

       Statements of Cash Flows For the Six Months Ended
       June 30, 1996 and 1997                                              6

                  Notes to Financial Statements                          7-9

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    10-12

PART II                    OTHER INFORMATION

       Items 1-5  No information is provided as the answers to Items
                  1 through 5 are inapplicable

       Item 6.    Exhibits and reports on Form 8-K                       12

                                     PART I

Item 1.  Financial Statements

Introductory Note to Financial Statements

The accompanying financial statements have been prepared by Atlantic City Boardwalk Associates, L.P. ("Partnership") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of December 31, 1996 and June 30, 1997, and the results of operations for the three and six months ended June 30, 1997, and cash flows for the six months ended June 30, 1996 and 1997.

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

--------------------------------------------------------------------------------
                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
--------------------------------------------------------------------------------

                                 Balance Sheets
                       December 31, 1996 and June 30, 1997

                                                                                          (Unaudited)
                                 Assets                                           1996                 1997
                                 ------                                           ----                 ----

Current assets:
     Cash and cash equivalents                                                   $  1,446,000            322,000
     Rent due from New Claridge                                                       408,000            670,000
     Interest receivable from partners                                                 35,000             52,000
     Prepaid expenses                                                                 264,000             69,000
     Other assets                                                                     172,000             58,000
                                                                                   ----------         ----------
         Total current assets                                                       2,325,000          1,171,000
                                                                                    ---------          ---------

Hotel Assets                                                                      183,529,000        183,573,000
Less:  Accumulated depreciation and amortization                                  100,281,000        103,013,000
                                                                                  -----------        -----------
Net Hotel Assets                                                                   83,248,000         80,560,000
                                                                                   ----------         ----------

Note receivable from New Claridge, including
  accrued interest of  $3,258,000 and $3,474,000
  in 1996 and 1997, respectively                                                    6,858,000          7,074,000
Deferred rent from New Claridge                                                    37,807,000         37,157,000
Intangibles, net of accumulated amortization of
  $3,626,000 and $3,676,000 in 1996 and 1997, respectively                            179,000            129,000
                                                                               --------------     --------------

                                                                               $  130,417,000     $  126,091,000
                                                                                  ===========        ===========

Liabilities and Partners' Capital Accounts
------------------------------------------

Current liabilities:
   Accounts payable                                                           $     1,035,000            958,000
   Accrued interest due New Claridge                                                1,147,000          1,042,000
   Current portion of long-term debt due principally
      to New Claridge                                                              17,227,000         17,626,000
                                                                                   ----------         ----------

       Total current liabilities                                                   19,409,000         19,626,000

Long-term debt due principally to New Claridge,
  including accrued interest of $20,000,000 in
  1996 and 1997                                                                    92,120,000         84,134,000
                                                                                   ----------         ----------

     Total liabilities                                                            111,529,000        103,760,000
                                                                                  -----------        -----------

Partners' capital accounts (deficit):
  New general partners                                                                105,000            139,000
  Former general partners                                                             173,000            194,000
  Special limited partners                                                           (187,000)          (153,000)
  Investor limited partners                                                        18,797,000         22,151,000
                                                                                   ----------         ----------

     Total partners' capital accounts (deficit)                                    18,888,000         22,331,000

Commitments and contingencies                                                        ________          _________

                                                                               $  130,417,000        126,091,000
                                                                                  ===========        ===========

                 See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
--------------------------------------------------------------------------------

                            Statements of Operations
                                   (Unaudited)


                                                        Three Months Ended                     Six Months Ended
                                                             June 30,                              June 30,
                                                      1996               1997               1996               1997
                                                      ----               ----               ----               ----


Revenues:
  Rent from New Claridge for the
  lease of Hotel Assets                        $   9,894,000          9,398,000         19,742,000           19,429,000
Interest from New Claridge                           108,000            108,000            216,000              216,000
Interest from Special Limited Partners                 9,000              9,000             18,000               18,000
Investment                                            28,000              6,000             55,000               18,000
Other                                                 -                   -                 -                     2,000
                                                ------------        ------------      ------------           ----------

                                                  10,039,000          9,521,000         20,031,000           19,683,000
                                                  ----------          ---------         ----------           ----------

Expenses:                                                  `
  Cost of maintaining and repairing
     Hotel Assets, paid to New Claridge            3,065,000          2,853,000          6,148,000            5,649,000
  Interest, principally on mortgages to
     New Claridge                                  4,025,000          3,627,000          8,133,000            7,373,000
  General and administrative                         165,000            201,000            332,000              371,000
  General Partners' management fee                    32,000             32,000             65,000               65,000
  Depreciation and amortization                    1,713,000          1,374,000          3,411,000            2,782,000
                                                   ---------          ---------          ---------            ---------

                                                   9,000,000          8,087,000         18,089,000           16,240,000
                                                   ---------          ---------         ----------           ----------

Net income                                       $ 1,039,000          1,434,000          1,942,000            3,443,000
                                                  ==========          =========          =========            =========

Net income per limited partnership unit
(450 units outstanding
  at the end of each period)                     $     2,271       $       3,136      $      4,247         $      7,529
                                                 ===========       =============      ============          ===========

                 See accompanying notes to financial statements

--------------------------------------------------------------------------------
                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
--------------------------------------------------------------------------------

               Statements of Partners' Capital Accounts (Deficit)

                      For the Year ended December 31, 1996
                     and the Six Months Ended June 30, 1997


                                                             Class A       Class B       Class A       Class B      Total
                                 New            Former       Special       Special       Investor      Investor     Partners'
                                 General       General       Limited       Limited       Limited       Limited      Capital
                                 Partners      Partners      Partners      Partners      Partners      Partners     Accounts

Partners' Capital
Accounts (Deficit)
December 31, 1995              $  57,000       144,000      (15,000)      (219,000)    3,457,000      10,711,000    14,135,000

Net income                        48,000        29,000        3,000         44,000     1,136,000       3,493,000     4,753,000
                                  ------        ------        -----         ------     ---------       ---------     ---------

Partners' Capital
Accounts (Deficit),
December 31, 1996                105,000       173,000      (12,000)      (175,000)    4,593,000      14,204,000    18,888,000

Net income
(unaudited)                       34,000        21,000        2,000         32,000       823,000       2,531,000     3,443,000
                                  ------        ------        -----         ------       -------       ---------     ---------

Partners' Capital
Accounts (Deficit),
June 30, 1997
(unaudited)                    $  139,000      194,000      (10,000)      (143,000)    5,416,000      16,735,000    22,331,000
                                =========      =======      ========      =========    =========      ==========    ==========


                 See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
--------------------------------------------------------------------------------

                            Statements of Cash Flows
                                   (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1997

                                                                                             1996                       1997
                                                                                             ----                       ----
Cash flows operating activities:
     Net income                                                                      $  1,942,000                  3,443,000
        Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization                                                3,411,000                  2,782,000
           Accretion of discount on mortgage note                                         736,000                    845,000
           Decrease in deferred rent from New Claridge                                    832,000                    650,000
           Deferred interest on receivable from New Claridge                             (216,000)                  (216,000)
           Change in current assets and liabilities:
               Decrease in rent due from New Claridge,
                  interest receivable from partners,
                  prepaid expenses and other assets                                       404,000                     30,000
           Decrease in accounts payable and
                  accrued interest due New Claridge                                      (266,000)                  (182,000)
                                                                                         ---------                  ---------

                  Net cash provided by operating activities                             6,843,000                  7,352,000
                                                                                        ---------                  ---------

Cash flows from investing activities:
     Purchase of Hotel Assets                                                            (905,000)                   (44,000)
                                                                                         ---------                   --------

                  Net cash used in investing activities                                  (905,000)                   (44,000)
                                                                                         ---------                   --------

Cash flows from financing activities:
     Proceeds of borrowings from New Claridge                                           1,073,000                    101,000
     Principal payments of debt, principally to New Claridge                           (7,120,000)                (8,533,000)
                                                                                       -----------                -----------

                  Net cash used in financing activities                                (6,047,000)                (8,432,000)
                                                                                       -----------                -----------

Net decrease in cash and cash equivalents                                                (109,000)                (1,124,000)
Cash and cash equivalents, beginning of period                                          1,535,000                  1,446,000
                                                                                        ---------                  ---------

Cash and cash equivalents, end of period                                             $  1,426,000                $   322,000
                                                                                      ===========                 ==========

Supplemental cash flow information:
     Interest paid                                                                   $  7,794,000                $ 7,082,000
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

         As discussed in the Claridge's Annual Report on Form 10-K for the year ended December 31, 1996, the Corporation experienced recurring losses and serious deterioration in its cash flow in 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation will need to experience a significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the $85 million of First Mortgage Notes. Operating results in 1997 have improved over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives. Although management of the Corporation believes that operating results will continue to improve over prior year levels, no assurances as to the continuation of this improvement can be given. Management of New Claridge will continue to conserve cash through various cost containment measures, including limiting capital expenditures in 1997 to approximately $1 million.
         Given the various improvements made to the property in recent years, including the casino expansion in 1994, the construction of the self-parking garage, and other projects such as the refurbishment of all of its guest rooms, the current condition of the property is such that the above-mentioned level of capital expenditures is deemed adequate. In January 1997 management of the Corporation was contacted, through an agent, by Hilton Hotel Corporation ("Hilton"), regarding a possible sale of the Corporation to Hilton, and shortly thereafter, the Corporation began negotiations with Hilton. Negotiations with Hilton regarding acquisition of the Corporation terminated in April 1997. Management of New Claridge will continue to consider various refinancing alternatives, including a sale of the Corporation. In addition, New Claridge has retained the law firm of Zelle and Larson LLP of Minneapolis, Minnesota to assist in evaluating rhe recovery of certain expenses incurred in reopening the self-parking garage and in evaluating potential lost profit claims as a result of the accident which occurred in the self-parking garage on July 10, 1996. On July 22, 1997, New Claridge filed a Complaint and Demand for Arbitration in the amount of $10 million against the general contractor and the architect for the self-parking garage; recovery of these claims would have a positive impact on New Claridge's financial results and liquidity. However, there is no assurance that the Corporation will be successful in realizing any recovery.

         The Corporation had net income of $1,275,000 for the three months ended June 30, 1997 compared to a net loss of $3,241,000 for the same period in 1996, and a net loss of $3,540,000 for the six months ended June 30, 1997 compared to a net loss of $6,314,000 for the six months ended June 30, 1996. During the first six months of 1997 as compared to the same period in 1996, revenues net of promotional allowances decreased $954,000 while expenses decreased $7,659,000 - a decrease in loss before income taxes of $6,705,000. During the first six months of 1996, the Corporation recorded a $3,931,000 income tax benefit as a result of the losses incurred in that period. The Corporation recorded an income tax benefit of $1,175,000, offset by a corresponding increase in the valuation allowance for the same period in 1997.

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

(3)      Contingencies

         In connection with the 1989 restructuring, Webb agreed to permit those partners/investors in the Partnership and Corporation ("Releasing Partners/Investors") from whom Webb has received written releases from all liabilities, rights ("Contingent Payment Rights") to receive certain amounts to the extent available for application to the Contingent Payment. Approximately 84% in interest of the partners/investors provided releases and became Releasing Partners/Investors. Payments to Releasing Partners/Investors are to be made in accordance with a schedule of priorities, as defined in the Restructuring Agreement.

         On April 2, 1990, Webb transferred its interest in the Contingent Payment to an irrevocable trust for the benefit of the Valley of the Sun United Way, and upon such transfer Webb was no longer required to be qualified or licensed by the Commission.

         On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The price to acquire the option was $1 million, and the option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of payment of the purchase price. The purchase price may also increase in an amount not to exceed $10 million if future distributions to Releasing Partners/Investors exceed $20 million. It is estimated that at June 30, 1997, the aggregate amount owing in respect of the Contingent Payment was $70.8 million.

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

         Under the terms of the option, upon purchase of the Contingent Payment, the Partnership and/or the Corporation would be required to make distributions in excess of $7 million to the Releasing Partners/Investors. The Partnership and the Corporation have agreed to cooperate in the purchase of the option and the Contingent Payment, with each contributing one-half of the purchase price of the Contingent Payment. A portion of the Partnership's contribution would be contributed through additional abatements of basic rent payments due under the Operating Lease and the Expansion Operating Lease.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three-Month and Six-Month Periods Ended June 30, 1997 as Compared to the Three-Month and Six-Month Periods Ended June 30, 1996

Rental income for the three months ended June 30, 1997 decreased $496,000 as compared to the three months ended June 30, 1996, and $313,000 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. These decreases are primarily due to the abatements of rent pursuant to the March 1, 1997 amendments to the Operating Lease and Expansion Operating Lease (see "Liquidity and Capital Resources"). Prior to these amendments, rental income (including the effect of the $38.8 million of rent abatements provided in accordance with the 1989 Restructuring Agreement) was recognized on a leveled basis over the initial lease term (ending September 30, 1998), in accordance with Statement of Financial Accounting Standards No. 13. Since the amount of abatements permitted in accordance with the March 1997 amendments will vary depending on the Partnership's cash flow, leveling of these abatements over the lease term is not possible; the actual amount abated on a monthly basis is recorded as a reduction of rental income. For the three- and six-month periods ended June 30, 1997 the amount of rent abated in accordance with the March 1997 amendments was $2,485,000 and $3,715,000, respectively. In addition to the basic rent, New Claridge pays as additional rent, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements ("FF&E"). During 1997, FF&E note principal and interest payments were higher than in 1996 resulting in increased additional rents in 1997. The overall decrease in rents is due to the abatement of rents offset by the increase in additional rents.

Investment income decreased $22,000 and $27,000, respectively, for the three- and six-month periods ended June 30, 1997 as compared to the same periods ended June 30, 1996. Investment income decreased due to a reduction in cash available to invest. On March 1, 1997 the Partnership's cash flow was reduced $1.3 million in the form of deferred rent from New Claridge which is being paid to the Partnership on a monthly basis through October 1999.

The Partnership has an agreement with New Claridge whereby New Claridge provides facility and maintenance and engineering services for the Claridge. The agreement calls for the reimbursement of the actual facilities and maintenance costs incurred on the Partnership's behalf. The cost of maintaining and repairing Hotel Assets decreased $212,000 and $499,000, respectively, during the three- and six-month periods ended June 30, 1997 as compared to the same periods in 1996. These decreases are due to an overall decrease in New Claridge's repairs and maintenance expenditures in an effort to conserve cash.

For the three- and six-month periods ended June 30, 1997, interest expense decreased $398,000 and $796,000, respectively, as compared to the same periods ended June 30, 1996. These decreases are due to principal payments made during 1996 and 1997 that reduced the average outstanding balance of the wraparound and expansion mortgages.

General and administrative expenses for the three months ended June 30, 1997 increased $36,000 as compared to the three months ended June 30, 1996 and $39,000 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. These increases are due to higher legal and accounting fees as a result of the Claridge refinancing efforts.

Depreciation and amortization expense for the three- and six-month periods ended June 30, 1997 decreased $339,000 and $629,000, respectively as compared to the same periods in 1996. Assets purchased during the 1986 expansion became fully depreciated in mid-1996. Therefore, depreciation expense taken on these assets during the first half of 1996 was not available during 1997, resulting in decreased depreciation expense in 1997.

Liquidity and Capital Resources

The ability of the Partnership to continue to fulfill its obligations is dependent upon the ability of New Claridge to continue to make rental payments when due. Current lease payments from New Claridge, as recently amended, are sufficient to pay the Partnership's debt service and operating expenses. As part of the 1989 Restructuring Agreement, rental payments in excess of monthly cash flow requirements were deferred or abated so that excess cash would not accumulate in the Partnership. The 1997 restructuring continued this deferral or abatement of excess cash flow through 1998 and limit cash flow to the Partnership from 1998 to 2003 as described below. At the closing of the 1989 restructuring the Partnership loaned New Claridge $3.6 million. The note, including interest, along with those rentals deferred under the amendment to the operating leases, are to be repaid to the Partnership upon (i) the sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. The deferral of $1.3 million of rental obligations as part of the 1997 restructuring leaves the Partnership with minimal cash and liquidity.

Effective March 1, 1997, the Corporation, New Claridge and the Partnership entered into a restructuring agreement, pursuant to which New Claridge agreed to use its best efforts to cause a modification of the Expandable Wraparound Mortgage (the "Wraparound Modification") that is permitted by, or is in compliance with, the terms of the indenture (the "Indenture") governing the Corporation's $85 million of First Mortgage Notes (the "Notes"). The Wraparound Modification, if so permitted, will provide for an extension of the maturity date of the Expandable Wraparound Mortgage from September 30, 2000 to January 1, 2004. If the Wraparound Modification is not permitted by or in compliance with the terms of the Indenture, New Claridge has agreed to effect the Wraparound Modification at such time as the Notes are no longer outstanding. In addition to the modification to the Expandable Wraparound Mortgage, the Corporation, New Claridge, and the Partnership agreed to modify certain terms of the Operating Lease and Expansion Operating Lease agreements, as discussed below.

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

The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1.3 million of basic rent on March 1, 1997, and provided for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary to meet the Partnership's cash requirements through December 31, 1998 (determined without regard to the repayment of the deferred rent). The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership in monthly installments of $25,000 for the period April 1, 1997 through December 31, 1997, and monthly installments of $50,000 for the year 1998 and thereafter until paid in full (subject to acceleration under certain circumstances). For the years 1999 through 2003, additional abatements of basic rent will be reduced to provide the Partnership with amounts needed to meet the Partnership's cash requirements plus an additional amount ($83,333 per month in 1999 and 2000, $125,000 per month in 2001, and $166,667 per month in 2002 and
2003). All abatement of rent in excess of the $38,820,000, which was allowed in accordance with the 1989 restructuring, will be recognized as a reduction of rental income as it is abated.

In conjunction with the Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, as described above, the Corporation, New Claridge and the Partnership entered into a restructuring agreement, effective March 1, 1997, to modify certain terms of the Expandable Wraparound Mortgage. In addition, under the March 1, 1997 restructuring agreement, New Claridge agreed to exercise the first of three ten-year renewal options extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008.

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

Basic rent during the renewal term of the Operating Lease will be calculated pursuant to a formula, with such rent not be more than $29.5 million nor less than $24 million in the lease year October 1, 1998 through September 30, 1999, and subsequently, not to be greater than 10% more than the basic rent for the preceding lease year in each lease year thereafter. Basic rent during the renewal term of the Expansion Operating Lease will also be calculated pursuant to a formula, with such rent not to be more than $3 million nor less than $2.5 million in the lease year October 1, 1998 through September 30, 1999, and subsequently, not be greater than 10% more than the basic rent for the preceding lease year in each lease year thereafter. Therefore, the aggregate basic rent payable during the initial years of the renewal term of the leases will be significantly below the 1997 level.

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

The Partnership had a working capital deficiency of approximately $18,455,000 as of June 30, 1997 and $17,084,000 as of December 31, 1996. The working capital deficiency primarily results from the consummation of the 1989 Restructuring Agreement as well as the 1997 restructuring. As part of the 1989 restructuring, the Partnership's cash flow was reduced to an amount no greater than what the Partnership needs to pay Partnership expenses, including debt service. Such concept was continued through 1998 in the 1997 restructuring. Thus, so long as the Claridge is financially viable and continues to make all payments under the operating leases, the Partnership expects to be able to pay its current liabilities.

                                     PART II

Item 6.  Exhibits and reports on Form 8-K

         (a)  Not applicable.
         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Atlantic City Boardwalk Associates, L.P.
                                        Registrant


Date     August 7, 1997                      /s/ Anthony C. Atchley
    ---------------------------         ----------------------------------------
                                        by   Anthony C. Atchley, General Partner


Date     August 7, 1997                      /s/ Gerald C. Heetland
    ---------------------------         ----------------------------------------
                                        by   Gerald C. Heetland, General Partner


Date     August 7, 1997                       /s/ Anthony C. Atchley
    ---------------------------         ----------------------------------------
                                        by   AC Boardwalk Partners Corporation,
                                               General Partner
                                        by   Anthony C. Atchley, President