Form 10-Q
period 1997-09-30
ATLANTIC CITY BOARDWALK ASSOCIATES LP
filed 1997-11-14
CIK 730408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended          September 30, 1997
                                       -----------------------------------------

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

                                      INDEX


PART I   FINANCIAL INFORMATION                                      Page No.

         Item 1.   Financial Statements

                   Introductory Note to Financial Statements           2

                   Balance Sheets as of December 31, 1996
                   and  September 30, 1997                             3

                   Statements  of  Operations  For  the
                   Three-Month  and Nine-Month Periods
                   Ended September 30, 1996 and 1997                   4

                   Statements  of Partners'  Capital  Accounts
                   (Deficit) For the Year Ended December 31,
                   1996 and the Nine Months Ended September 30,
                   1997                                                5

                   Statements  of Cash Flows For the Nine
                   Months Ended  September  30, 1996 and 1997          6

                   Notes to Financial Statements                      7-9

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

                                     PART I

Item 1.   Financial Statements

Introductory Note to Financial Statements

The accompanying financial statements have been prepared by Atlantic City Boardwalk Associates, L.P. ("Partnership") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of December 31, 1996 and September 30, 1997, and the results of operations for the three and nine months ended September 30, 1996 and 1997, and cash flows for the nine months ended September 30, 1996 and 1997.

Although management believes that the disclosures included herein are adequate to make the information contained herein not misleading, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles are omitted herein and are incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission. While the Partnership was formed to own, and to lease to the Claridge Hotel and Casino Corporation ("CHCC") and its affiliates, certain real estate and related assets, the Partnership is separate and distinct from CHCC. Any person or entity seeking information regarding CHCC or its debt or equity securities should review the reports, statements and other information filed by CHCC with the Securities and Exchange Commission.

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                 Balance Sheets
                    December 31, 1996 and September 30, 1997

                                                                   (Unaudited)
               Assets                              1996                1997
               ------                           ------------        ---------

Current assets:
     Cash and cash equivalents                   $1,446,000            535,000
     Rent due from New Claridge                     408,000            740,000
     Interest receivable from partners               35,000             61,000
     Prepaid expenses                               264,000               -
      Other assets                                  172,000            204,000
                                                  ---------           ---------
              Total current assets                2,325,000          1,540,000
                                                  ---------          ----------

Hotel Assets                                    183,529,000        183,583,000
Less:  Accumulated depreciation
    and amortization                            100,281,000        104,345,000
                                                -----------        -----------
              Net Hotel Assets                   83,248,000         79,238,000
                                                -----------        -----------
Note receivable from New Claridge, including
    accrued interest  of $3,258,000 and
    $3,582,000 in 1996 and 1997, respectively     6,858,000          7,182,000
Deferred rent from New Claridge                  37,807,000         34,090,000
Intangibles, net of accumulated amortization
     of $3,626,000 and $3,701,000 in 1996
     and 1997, respectively                         179,000            104,000
                                                  ---------            -------

                                               $130,417,000        122,154,000
                                               ============        ===========
     Liabilities and Partners' Capital Accounts

Current liabilities:
     Accounts payable                            $1,035,000          1,049,000
     Accrued interest due New Claridge            1,147,000            996,000
     Current portion of long-term debt due
       principally to New Claridge               17,227,000         18,614,000
                                                 ----------         ----------
              Total current liabilities          19,409,000         20,659,000

Long-term debt due principally to New Claridge,
     including accrued interest of $20,000,000
     in 1996 and 1997                            92,120,000         79,614,000
                                                 ----------         ----------
              Total liabilities                 111,529,000        100,273,000
                                                -----------        -----------

Partners' capital accounts (deficit):
     New general partners                           105,000            135,000
     Former general partners                        173,000            191,000
     Special limited partners                      (187,000)          (157,000)
     Investor limited partners                   18,797,000         21,712,000
                                                 ----------         ----------
              Total partners' capital
                accounts (deficit)               18,888,000         21,881,000

Commitments and contingencies                  ------------         ------------
                                               $130,417,000        122,154,000
                                               ============        ============

                See accompanying notes to financial statements.


                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                            Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30,                         September 30,
                                                               ------------------------              -------------------
                                                               1996              1997                1996              1997
                                                               ----              ----                ----              ----

Revenues:
     Rent from New Claridge for
         the lease of Hotel Assets                        $    9,756,000        7,406,000           29,498,000        26,835,000
     Interest from New Claridge                                  108,000          108,000              324,000           324,000
     Interest from Special Limited Partners                        9,000            9,000               27,000            27,000
     Investment                                                   23,000            7,000               78,000            25,000
     Other                                                       -                 -                    -                  2,000
                                                         ---------------   --------------        -------------    --------------

                                                               9,896,000        7,530,000           29,927,000        27,213,000
                                                               ---------        ---------           ----------        ----------

Expenses:
     Cost of maintaining and repairing
         Hotel Assets, paid to New Claridge                    3,071,000        2,960,000            9,219,000         8,609,000
     Interest, principally on mortgages to
         New Claridge                                          4,005,000        3,506,000           12,138,000        10,879,000
     General and administrative                                  123,000          120,000              455,000           491,000
     General Partners' management fee                             33,000           33,000               98,000            98,000
     Depreciation and amortization                             1,518,000        1,361,000            4,929,000         4,143,000
                                                               ---------        ---------          -----------       -----------

                                                               8,750,000        7,980,000           26,839,000        24,220,000
                                                               ---------        ---------          -----------       -----------


Net income (loss)                                         $    1,146,000         (450,000)           3,088,000         2,993,000
                                                               =========       ===========          ==========        ==========

Net income (loss) per limited partnership unit
(450 units outstanding at the end of each period)         $        2,506            (985)                6,753             6,544
                                                            =============    ============-       =============     =============


                See accompanying notes to financial statements.



                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

               Statements of Partners' Capital Accounts (Deficit)

                      For the Year Ended December 31, 1996
                  and the Nine Months Ended September 30, 1997


                                                          Class A       Class B        Class A           Class B           Total
                               New         Former         Special       Special       Investor          Investor         Partners'
                             General       General        Limited       Limited        Limited           Limited          Capital
                            Partners      Partners       Partners      Partners        Partners          Partners        Accounts
                            --------      --------       --------      --------        --------          --------        --------


Partners' Capital
Accounts (Deficit),
December 31, 1995         $   57,000       144,000        (15,000)     (219,000)       3,457,000        10,711,000       14,135,000

Net income                    48,000        29,000          3,000        44,000        1,136,000         3,493,000        4,753,000
                            --------      --------      ---------      --------        ---------       -----------      -----------

Partners' Capital
Accounts (Deficit),
December 31, 1996            105,000       173,000        (12,000)     (175,000)       4,593,000        14,204,000       18,888,000

Net income
(unaudited)                   30,000        18,000          2,000        28,000          715,000         2,200,000        2,993,000
                            --------      --------      ---------      --------       ----------       -----------      -----------

Partners' Capital
Accounts (Deficit),
September 30, 1997
(unaudited)               $  135,000       191,000        (10,000)     (147,000)       5,308,000        16,404,000       21,881,000
                             =======       =======         ======       =======        =========        ==========       ==========



                See accompanying notes to financial statements.


                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                            Statements of Cash Flows
                                   (Unaudited)
              For the Nine Months Ended September 30, 1996 and 1997

                                                                                                1996                1997
                                                                                                ----                ----
Cash flows from operating activities:
     Net income                                                                               $3,088,000          2,993,000
         Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization                                                    4,929,000          4,143,000
              Accretion of discount on mortgage note                                           1,123,000          1,291,000
              Loss on disposal of assets                                                           -                  2,000
              Decrease in deferred rent from New Claridge                                      1,500,000          3,717,000
              Deferred interest on receivable from New Claridge                                 (324,000)          (324,000)
              Change in current assets and liabilities:
               (Increase) in rent due from New Claridge,
                  interest receivable from partners,
                  prepaid expenses and other assets                                              (39,000)          (126,000)
               (Decrease) in accounts payable and
                  accrued interest due New Claridge                                              (34,000)          (137,000)
                                                                                                 --------          ---------

                  Net cash provided by operating activities                                    10,243,000        11,559,000
                                                                                               ----------        ----------

Cash flows from investing activities:
     Purchase of Hotel Assets                                                                 (3,221,000)           (60,000)
                                                                                               ----------        -----------

                  Net cash used in investing activities                                       (3,221,000)           (60,000)
                                                                                              ----------         -----------

Cash flows from financing activities:
     Proceeds of borrowings from New Claridge                                                  3,312,000            149,000
     Principal payments of debt, principally to New Claridge                                 (10,503,000)       (12,559,000)
                                                                                             -----------         ----------

               Net cash used in financing activities                                          (7,191,000)       (12,410,000)
                                                                                              ----------         -----------

Net decrease in cash and cash equivalents                                                       (169,000)          (911,000)
Cash and cash equivalents, beginning of period                                                 1,535,000          1,446,000
                                                                                               ---------          ---------

Cash and cash equivalents, end of period                                                    $  1,366,000            535,000
                                                                                             ===========            =======

Supplemental cash flow information:
     Interest paid                                                                          $ 11,584,000         10,416,000
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

         The Corporation had net income of $1,348,000 for the three months ended September 30, 1997 compared to a net loss of $2,653,000 for the same period in 1996, and a net loss of $2,192,000 for the nine months ended September 30, 1997 compared to a net loss of $8,967,000 for the nine months ended September 30, 1996. During the first nine months of 1997 as compared to the same period in 1996, revenues net of promotional allowances decreased $243,000 while expenses decreased $12,416,000 - a decrease in loss before income taxes of $12,173,000. During the first nine months of 1996, the Corporation recorded a $5,398,000 income tax benefit as a result of the losses incurred in that period. The
         Corporation recorded an income tax benefit of $511,000, offset by a corresponding increase in the valuation allowance for the same period in 1997.

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

         On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The price to acquire the option was $1 million, and the option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of payment of the purchase price. The purchase price may also increase in an amount not to exceed $10 million if future distributions to Releasing Partners/Investors exceed $20 million. It is estimated that at September 30, 1997, the aggregate amount owing in respect of the Contingent Payment was $73.5 million.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 1997 as Compared to the Three-Month and Nine-Month Periods Ended September 30, 1996

Rental income for the three months ended September 30, 1997 decreased $2,350,000 as compared to the three months ended September 30, 1996, and $2,663,000 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. These decreases are primarily due to the abatements of rent pursuant to the March 1, 1997 amendments to the Operating Lease and Expansion Operating Lease (see "Liquidity and Capital Resources"). Prior to these amendments, rental income (including the effect of the $38.8 million of rent abatements provided in accordance with the 1989 Restructuring Agreement) was recognized on a leveled basis over the initial lease term (ending September 30, 1998), in accordance with Statement of Financial Accounting Standards No. 13. Since the amount of abatements permitted in accordance with the March 1997 amendments will vary depending on the Partnership's cash flow, leveling of these abatements over the lease term is not possible; the actual amount abated on a monthly basis is recorded as a reduction of rental income. For the three- and nine-month periods ended September 30, 1997 the amount of rent abated in accordance with the March 1997 amendments was $2,517,000 and $6,232,000, respectively. In addition to the basic rent, New Claridge pays as additional rent, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements ("FF&E"). During 1997, FF&E note principal and interest payments were higher than in 1996 resulting in increased additional rents in 1997. The overall decrease in rents is due to the abatement of rents offset by the increase in additional rents.

Investment income decreased $16,000 and $53,000, respectively, for the three- and nine-month periods ended September 30, 1997 as compared to the same periods ended September 30, 1996. Investment income decreased due to a reduction in cash available to invest. On March 1, 1997 the Partnership's cash flow was reduced $1.3 million in the form of deferred rent from New Claridge which is being paid to the Partnership on a monthly basis through October 1999.

The Partnership has an agreement with New Claridge whereby New Claridge provides facility and maintenance and engineering services for the Claridge. The agreement calls for the reimbursement of the actual facilities and maintenance costs incurred on the Partnership's behalf. The cost of maintaining and repairing Hotel Assets decreased $111,000 and $610,000, respectively, during the three- and nine-month periods ended September 30, 1997 as compared to the same periods in 1996. These decreases are due to an overall decrease in New Claridge's repairs and maintenance expenditures in an effort to conserve cash.

For the three- and nine-month periods ended September 30, 1997, interest expense decreased $499,000 and $1,259,000, respectively, as compared to the same periods ended September 30, 1996. These decreases are due to principal payments made during 1996 and 1997 that reduced the average outstanding balance of the wraparound and expansion mortgages.

General and administrative expenses for the three months ended September 30, 1997 decreased $3,000 as compared to the three months ended September 30, 1996, while increasing $36,000 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The overall increase is due to higher legal and accounting fees as a result of the Claridge refinancing efforts and bankruptcy contingency planning.

Depreciation and amortization expense for the three- and nine-month periods ended September 30, 1997 decreased $157,000 and $786,000, respectively as compared to the same periods in 1996. Assets purchased during the 1986 expansion became fully depreciated in mid-1996. Therefore, depreciation expense taken on these assets during the first half of 1996 was not available during 1997, resulting in decreased depreciation expense in 1997.

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

The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1.3 million of basic rent on March 1, 1997, and provided for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary to meet the Partnership's cash requirements through December 31, 1998 (determined without regard to the repayment of the deferred rent). The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership as additional rent of $25,000 per month for the period April 1, 1997 through December 31, 1997, and of $50,000 per month for the year 1998 and thereafter until paid in full (subject to acceleration under certain circumstances). For the years 1999 through 2003, additional abatements of basic rent will be reduced to provide the Partnership with amounts needed to meet the Partnership's cash requirements plus an additional amount ($83,333 per month in 1999 and 2000, $125,000 per month in 2001, and $166,667 per month in 2002 and
2003). All abatements of rent in excess of the $38,820,000, which was allowed in accordance with the 1989 restructuring, will be recognized as a reduction of rental income as it is abated.

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

The Partnership had a working capital deficiency of approximately $19,119,000 as of September 30, 1997 and $17,084,000 as of December 31, 1996. The working capital deficiency primarily results from the consummation of the 1989 Restructuring Agreement as well as the 1997 restructuring. As part of the 1989 restructuring, the Partnership's cash flow was reduced to an amount no greater than what the Partnership needs to pay Partnership expenses, including debt service. Such concept was continued through 1998 in the 1997 restructuring. Thus, so long as the Claridge is financially viable and continues to make all payments under the operating leases, the Partnership expects to be able to pay its current liabilities.



                                     PART II

Item 6.  Exhibits and reports on Form 8-K

          (a)  Not applicable.
          (b)  No reports on   Form  8-K  were  filed  during the quarter  ended
September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Atlantic City Boardwalk Associates, L.P.
                                                Registrant





Date      November 13, 1997             /s/  Anthony C. Atchley
       --------------------             ----------------------------------------
                                   by   Anthony C. Atchley, General Partner


Date      November 13, 1997            /s/  Gerald C. Heetland
       --------------------            -----------------------------------------
                                   by   Gerald C. Heetland, General Partner


Date      November 13, 1997            /s/  Anthony C. Atchley
       --------------------            -----------------------------------------
                                   by   AC Boardwalk Partners Corporation,
                                             General Partner
                                   by   Anthony C. Atchley, President