Form 10-K
period 1997-12-31
ATLANTIC CITY BOARDWALK ASSOCIATES LP
filed 1998-03-31
CIK 730408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended                      December 31, 1997
                                  ----------------------------------------------
                                       or
[   ]  Transition  Report  Pursuant  to  Section  13 or  15(d) of the Securities
       Exchange  Act of 1934
        For the transition period from                  to
                                       -----------------   ---------------------

                         Commission file number 33-27399

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 New Jersey                                22-2469174
---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification)
                   or organization)                                No.)

Indiana Avenue & the Boardwalk, Atlantic City, New Jersey               08401
---------------------------------------------------------            ----------
           (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code          (609) 340-3400
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

     Registrant's Partnership Units outstanding on December 31, 1997 was 450 units.

                                     PART I

Item 1. Business.

THE FOLLOWING DISCUSSION CONTAINS INFORMATION AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THE ACTUAL RESULTS OF THE OPERATIONS OF ATLANTIC CITY BOARDWALK ASSOCIATES, L.P. COULD DIFFER MATERIALLY FROM HISTORICAL RESULTS OF OPERATIONS AND THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED BELOW IN THE
DISCUSSION ENTITLED "CURRENT FINANCIAL SITUATION OF THE CLARIDGE HOTEL AND CASINO CORPORATION" AND IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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


Relationship with the Claridge

Substantially all of the revenues of the Partnership are derived from leases with New Claridge. Accordingly, the ability of the Partnership to fulfill its obligations is dependent upon the ability of New Claridge to pay rental payments when due. The financial stability of the Partnership is therefore dependent upon the financial condition of New Claridge. The following discussions entitled "Recent Developments at New Claridge," "Current Financial Situation of The Claridge Hotel and Casino Corporation" and the discussion concerning New Claridge in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are taken from the Annual Report on Form 10-K of the Corporation, and the Partnership disclaims any responsibility for the content thereof, except for the information also included in Item 8, "Financial Statements and Supplementary Data." While the Partnership was formed to own and to lease to the Corporation and its affiliates, certain real estate and related assets, the Partnership is separate and distinct from the Corporation. Any person or entity seeking information regarding the Corporation or its debt or equity securities should review the reports, statements and other information filed by the Corporation with the Securities and Exchange Commission, and should not rely upon the Partnership's discussion of the Corporation.



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

On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes ("Notes") due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets and the underlying land, (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge, and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage (described below), and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. On January 28, 1997, New Claridge entered into an agreement to subject the new self-parking garage to the lien of the mortgage; such lien will not be subordinated to any liens which may be placed on New Claridge's gaming and other assets to secure any future revolving credit line arrangements. Interest on the Notes is payable semiannually on February 1 and August 1 of each year.

The net proceeds of the Notes, totaling $82.2 million net of fees and expenses, were used as follows: (i) to repay in full on January 31, 1994, the Corporation's then outstanding debt under the Revolving Credit and Term Loan Agreement ("Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by a first mortgage; (ii) to expand New Claridge's casino capacity by 12,000 square feet in 1994, including the addition of approximately 500 slot machines and the relocation of two restaurants and their related kitchens; (iii) to purchase property in 1995 and construct on that property a self-parking garage, which opened in mid-1996; and (iv) to acquire the Contingent Payment Option (described below).

Current Developments at New Claridge

The Claridge has reported as follows:

During 1995, the cash provided by operations of the Claridge was sufficient to meet the Corporation's obligations to pay interest on the Notes, as well as to make at least some moderate capital improvements. Commencing in the latter part of 1995, however, competition in the Atlantic City casino market for bus customers, a principal source of customers for the Claridge at the time, increased; this competition intensified even more during 1996 as additional casino square footage was added, principally due to the opening of the Trump World's Fair casino. During 1996, the average coin incentive issued per bus patron at the Claridge increased to approximately $19, from approximately $13 in 1995. Total cash incentives issued to Claridge's casino patrons (in the form of coin to play slot machines and gaming chips to play table games) increased to approximately $30.5 million in 1996, from approximately $25.2 million in 1995. While the Corporation's promotional costs have increased significantly, total casino revenues in 1996 actually decreased from 1995 levels. It had been the expectation of the Corporation that, upon the opening of its new self-parking garage, the Corporation would be able to reduce its reliance on the bus patron market; however, the Corporation was forced to close the garage facility on July 10, 1996, only ten days after its opening following a fatal accident. Because the facility was not able to reopen until the end of September 1996, the Corporation lost any possible benefit of the facility during the normally busy summer season. In addition, severe winter weather in the first quarter of 1996 adversely affected revenues. As a result, the Corporation experienced a net loss for 1996 of $15.4 million, compared to a net loss of $1.9 million in 1995.

In late July 1996, management of the Corporation determined that due to the serious deterioration in the Corporation's cash flow, without a significant improvement in its operating results, it was unlikely that the Corporation would be able to meet its obligations to pay interest on the Notes beyond the August 1996 payment. In addition to taking steps to conserve cash by reducing various operating expenses, the Corporation engaged a financial advisor, Dillon, Read & Co., Inc., to assist in formulating a proposal to the holders of the Notes to restructure the Corporation's obligations under the Notes. At the same time, the Corporation was working with Dillon, Read & Co., Inc. to attempt to find a buyer of the Corporation or an investor that would be in a position to inject additional capital into the Corporation to enable the Corporation to meet its ongoing obligations. The Corporation did not receive any acceptable proposals in regards to the possible sale of the Corporation.

In November 1996, while the sales efforts were continuing, the Corporation announced that there was a strong likelihood that the Corporation would be unable to pay the interest due on the Notes on February 3, 1997. Accordingly, management, working together with financial and legal advisors, formulated a plan for restructuring the Corporation's obligations. The terms of the proposed plan were presented to the noteholders at a meeting held on December 3, 1996.

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

Contemporaneously, the same three holders of the Notes filed a related state court lawsuit against the Corporation, New Claridge, the Partnership, certain officers and directors of the Corporation, and the general partners of the Partnership. On March 4, 1997, contrary to earlier expectations, the Corporation was able to pay the interest that was due on the Notes on February 3, 1997, under the 30-day grace period allowed in accordance with the terms of the indenture governing the Notes ("Indenture"). In addition, the Corporation reached agreement with the unofficial committee of noteholders, as well as the three holders of the Notes, providing for the joint dismissal of the involuntary bankruptcy petition and the related state court lawsuit. On March 19, 1997, an order was entered dismissing the involuntary bankruptcy petition; as part of that order, a settlement agreement was entered whereby the state court lawsuit was also dismissed. Negotiations with Hilton regarding acquisition of the Corporation terminated in April 1997.

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

In December 1997, New Claridge obtained a commitment from PDS Financial Corporation ("PDS") for a $2 million sale lease-back facility ("Facility"). Under the terms of the Facility, New Claridge may sell certain of its slot machines to PDS under a sale lease-back arrangement, for a specified amount per slot machine, for up to $2 million. In February 1998, New Claridge sold 370 slot machines to PDS for approximately $1 million under this Facility. The machines will be leased back to New Claridge under an operating lease arrangement for two years. After two years, New Claridge has an option to either purchase the machines, renew the lease arrangement for twelve months, or return the equipment to PDS.

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


     Operating Lease and Expansion Operating Lease

     New Claridge leases from the Partnership the Hotel Assets and the land on which the Claridge is located for an initial term of 15 years with three 10-year renewal options. Basic annual rent during the initial term of the Operating Lease in equal monthly installments was $39,030,000 in 1995, $39,906,000 in 1996, $41,775,000 in 1997 and will be $32,531,000 for the nine month period ending September 30, 1998. Basic rent during the renewal term will be calculated pursuant to a formula, with such rent not to be more than $29.5 million nor less than $24 million in the lease year October 1, 1998 through September 30, 1999, and, subsequently, not to be greater than 10% more than the basic rent for the preceding lease year in each lease year thereafter.

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

     On March 17, 1986, New Claridge entered into a lease with the Partnership whereby New Claridge leases from the Partnership the Claridge expansion improvements for an initial term beginning March 17, 1986 and ending on September 30, 1998 with three 10-year renewal options. Basic annual rent during the initial term of the Expansion Operating Lease was $3,870,000 in 1986 (prorated based on the number of days that the expansion improvements were open to the public) and was based on the cost of the construction of the expansion improvements. Annually thereafter the rental amount is adjusted based on the Consumer Price Index with any increase not to exceed two percent per annum. Basic annual rent for 1997, 1996, and 1995 amounted to $4,812,000, $4,718,000, and $4,625,000, respectively. Basic rent during the renewal term will be calculated pursuant to a formula, with such rent not to be more than $3 million nor less than $2.5 million in the lease year October 1, 1998 through September 30, 1999, and not to be greater than 10% more than the basic rent for the preceding lease year in each lease year thereafter.

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

     The Operating Lease and the Expansion Operating Lease were amended as part of the Restructuring Agreement to provide for the deferral of $15,078,000 of rental payments during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38,820,000 of basic rent through 1998, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. During the third quarter of 1991, the maximum deferral of rent was reached. On August 1, 1991, the Operating Lease and the Expansion Operating Lease were amended further to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements could not exceed $10 million in any one calendar year, nor $38,820,000 in the aggregate. All of the $38,820,000 of available rent abatements was fully utilized by the end of the first quarter of 1997.

     The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1,300,000 of basic rent on March 1, 1997, and provides for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary to meet the Partnership's cash requirements through December 31, 1998 (determined without regard to the repayment of the deferred rent). The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership in monthly installments of $25,000 for the period April 1, 1997 through December 31, 1997, and monthly installments of $50,000 for the year 1998 and thereafter until paid in full (subject to acceleration under certain circumstances). For the years 1999 through 2003, additional abatements of basic rent are to be made to provide the Partnership with the amount needed to meet the Partnership's cash requirements plus an additional amount ($83,333 per month in 1999 and 2000, $125,000 per month in 2001, and
     $166,667 per month in 2002 and 2003). Rents abated during the years ended December 31, 1996 and 1997 amounted to $8,307,000 and $10,802,000, respectively. Cumulative abated rents as of December 31, 1997 total $47,868,000.

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

     On April 2, 1990, Webb transferred its interest in the Contingent Payment to an irrevocable trust for the benefit of the Valley of the Sun United Way, and upon such transfer Webb was no longer required to be qualified or licensed by the New Jersey Casino Control Commission.

     On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option was $1 million, and the option could have been exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would have been $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of payment of the purchase price if the purchase occurred after December 31, 1996. The purchase price could have increased in an amount not to exceed $10 million if future distributions to Releasing Partners/Investors exceeded $20 million. It is estimated that at December 31, 1997, the aggregate amount owing in respect of the Contingent Payment was $76.2 million.

     Given the recent operating results at New Claridge (see Item 1. Business - "Recent Developments at New Claridge"), the Corporation was not able to exercise this Contingent Payment Option, and it expired in accordance with its terms on December 31, 1997.


Current Financial Situation of The Claridge Hotel and Casino Corporation

The Claridge has reported as follows:

     The Claridge

     The Claridge, located in the Boardwalk casino section of Atlantic City, New Jersey, is a 26-story building that contains the Corporation's casino and hotel facilities. The Claridge's casino consists of approximately 59,000 square feet of casino space on three main levels with various adjacent mezzanine levels. The casino currently contains approximately 1,767 slot machines and sixty-four table games, including thirty-two blackjack tables, eight craps tables, five roulette tables, four Caribbean stud poker tables, two mini-baccarat tables and two baccarat tables, and seven other specialty games. The hotel with related amenities consists of 502 guest rooms (including 28 corner suites, 26 specialty suites and five tower penthouse suites), four restaurants, a buffet area, three lounges, a private player's club, a 600-seat theater, limited meeting rooms, a gift shop, a beauty salon and a health club with an indoor swimming pool.

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

     New Claridge experiences a seasonal fluctuation in demand, which is typical of casino-hotel operations in Atlantic City. Historically, peak demand has occurred during the summer season. New Claridge's principal market is the Mid-Atlantic area of the United States. Casino gaming in Atlantic City is highly competitive and is strictly regulated under the New Jersey Casino Control Act (the "Act") and regulations thereunder which affect virtually all aspects of casino operations.


     Results of Operations for the Year Ended December 31, 1997
     as Compared to the Year Ended December 31, 1996

     The Corporation had a net loss of $5,979,000 for the year ended December 31, 1997, as compared to a net loss of $15,389,000 for the year ended December 31, 1996. The overall decrease in net loss was due mainly to New Claridge's cost containment efforts, as well as additional rent abatements made available in 1997. Casino expenses decreased as a result of lower bus program coin incentives paid, as well as lower payroll costs resulting from reduced staffing levels. Food and beverage expenses decreased due to lower payroll and other operating costs as a result of the reduced volume in the restaurants and cost containment efforts. General and administrative expenses decreased due to lower advertising expenditures and decreased payroll costs resulting from lower staffing levels; 1997 expenses included approximately $1.3 million for financial and legal service related to the Corporation's attempted reorganization early in the year. Rent expense to the Partnership in 1997 was lower than 1996 expense due to the abatement of rent pursuant to the March 1, 1997 amendments to the Operating Lease and Expansion Operating Lease. Prior to these amendments, lease expense (including the effect of the $38.8 million of rent abatements provided in accordance with the 1989 Restructuring Agreement) was recognized on a leveled basis over the initial lease term ending September 30, 1998. Since the amount of abatements permitted in accordance with the March 1997 amendments varies depending on the Partnership's cash flow, the actual amount abated on a monthly basis was recorded as a reduction to lease expense. For the year ended December 31, 1997, the reduction to lease expense resulting from the abatement of rent was approximately $9 million.

     Factors Which May Influence New Claridge's Future Operating Results

     As discussed, the Corporation experienced recurring losses and serious deterioration in its cash flow in 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation needed to experience significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, limited capital expenditures, and other cost containment initiatives. Although management of the Corporation believes that operating results will continue to improve over 1996 levels, no assurances as to the continuation of this improvement can be given. Management will continue to conserve cash through various cost containment measures, including limiting capital expenditures in 1998 to approximately $2 million. Given the various improvements made to the property in recent years, including the casino expansion in 1994, and the construction of the self-parking garage, the current condition of the property is such that the above-mentioned level of capital expenditures is deemed adequate. Management will also consider various refinancing efforts, including a sale of the Corporation. In addition, New Claridge has retained the law firm of Zelle and Larson LLP of Minneapolis, Minnesota to assist in the recovery of certain expenses incurred in reopening the self-parking garage and potential lost profit claims as a result of the accident which occurred in the self-parking garage on July 10, 1996. On July 22, 1997, New Claridge filed a Complaint and Demand for Arbitration in the amount of $10 million against the general contractor and the architect for the self-parking garage; recovery of these claims would have a positive impact on New Claridge's financial results and liquidity. However, there is no assurance that the Corporation will be successful in realizing any recovery.

     Competition

     Competition in the Atlantic City casino-hotel market is intense. As of December 31, 1997, the twelve existing casino facilities offered approximately 1,173,000 square feet of gaming space, a 8.6% increase over the casino square footage as of December 31, 1996 of approximately 1,080,000 square feet. In July 1997, Bally's Wild Wild West Casino (located at the existing Bally's at Park Place Casino) commenced operations, adding approximately 74,000 square feet of gaming space to the existing market. The increase in casino square footage in 1996 over 1995 was approximately 12.5%, resulting from the opening of the Trump World's Fair casino and minor casino expansions at several other properties. However, for the years ended December 31, 1997 and 1996, citywide gaming revenues, as reported, increased only 2.4% and 1.8%, respectively, over prior year levels.

     The Atlantic City gaming market is expected to experience significant growth beginning over the next several years as Atlantic City transforms itself from a "day-trip" market to a "destination resort." As a result of current high room occupancy rates, a more favorable regulatory climate, the reduced threat of competition from potential new gaming jurisdictions, and significant infrastructure developments making Atlantic City more accessible, over $4.6 billion of new investment has been announced or recently completed in the Atlantic City gaming market. In addition to recent increases in casino space and hotel rooms at the existing casinos, several Las Vegas casino operators have announced plans to construct new casinos in Atlantic City.

     In addition to the major casino expansions and the announced new casinos, major infrastructure improvements have begun. A new $268 million convention center, which was completed in May 1997, contains approximately 500,000 square feet of exhibition space, 45 meeting rooms, food service facilities and a 1,600-car underground parking garage. The new convention center is the largest exhibition space between Boston and Atlanta. A 500-room non-casino hotel which is linked to the new convention center by an elevated walkway, opened in November 1997. The development of the corridor which links the convention center to the boardwalk area is nearing completion, and features a wide, landscaped boulevard with a reflecting pool, an expanded park area, and a 60-foot lighthouse which is intended to be illuminated each night by a light show. In February 1997, construction of the new $7.5 million bus terminal, which is a major component of this corridor, was completed. The State of New Jersey is also implementing a capital plan of approximately $125 million to upgrade and expand the Atlantic City International Airport.

     All casinos in Atlantic City are part of hotels which offer dining, entertainment, and other guest facilities. As the size of the gaming facilities continue to grow, the need for additional hotel rooms has become evident. During 1996, the number of hotel rooms available citywide increased with the opening of the Trump World's Fair casino (approximately 500 rooms) and the Tropicana's new 600-room hotel tower. Several existing Atlantic City casinos also increased their hotel space in 1997, including Harrah's (approximately 400 rooms), Hilton (approximately 300 rooms), and Caesars (approximately 600 rooms), for a total increase in 1997 of approximately 1,500 hotel rooms. Competition among the existing casino-hotels is based on factors such as promotional allowances and incentives; the attractiveness of the casino area; advertising; customer service; the availability, quality and price of rooms, food, and beverage; ease and availability of parking and accessing the facility; and entertainment.

     The Atlantic City business is seasonal, with the highest level of activity occurring during the summer months, and the lowest level of activity during the winter months. The primary markets for Atlantic City casino patrons are Philadelphia, New Jersey and New York City, together with the secondary markets of central Pennsylvania, Delaware, Baltimore and Washington, D.C. Casinos offer incentives, in the form of cash and complimentaries for rooms, food and beverages, to their customers based on their casino play. In recent years, competition for, and as a result, incentives offered to, customers has increased significantly. Many Atlantic City casino patrons arrive by bus and stay for approximately six hours. Competitive factors in Atlantic City require the payment of cash incentives and coupons for use towards the price of meals to patrons arriving under bus programs sponsored by the casino operators. Competition for bus patrons intensified in 1996. During 1996, 9.8 million casino patrons arrived in Atlantic City by bus, an 11% increase over 1995 levels. The increased competition took the form of higher coin incentives, which New Claridge matched, thus increasing its per patron average coin cost to approximately $19 in 1996 from approximately $13 in 1995. New Claridge has relied heavily on attracting patrons who travel to Atlantic City by bus because the Claridge previously lacked a self-parking facility, and has therefore had to remain competitive with other casino operators in regards to the incentives offered. Even with its 1,200-space parking facility, New Claridge will continue to rely on its bus customers as a significant source of business. In 1997, the total number of patrons arriving in Atlantic City by bus decreased slightly, to approximately 9.4 million. In addition, bus package pricing competition eased somewhat; the average coin cost per patron arriving by bus to the Claridge decreased to $16 in 1997.

     The Claridge has positioned itself as the "smaller, friendlier" alternative to the other Atlantic City casinos. This strategy, implemented in 1989, is designed to capitalize on the Claridge's unique physical facility, which the Corporation believes retains the atmosphere of a grand hotel, and on the Claridge's smaller, more intimate size relative to the larger Atlantic City casinos. By emphasizing an environment that is intimate, friendly and service-oriented, the Claridge targets a market niche different than that of a majority of its competitors. The Claridge seeks to attract and retain a customer base whose wagering spans the same market segments serviced by other casino hotels, but primarily targets the middle, leaving the high-end business to its competitors. New Claridge believes it is uneconomical to pursue the high-end market as its core business because of the high maintenance cost and potential volatility in table game "hold" percentages (the ratio of win to the amount of gaming chips purchased by patrons). The majority of the Claridge's casino revenue is generated by slot machine play, the fastest growing segment of gaming play. In 1996, 75% of the Claridge's casino revenue came from slot play as compared to 69% reported for all Atlantic City properties. The trend has continued in 1997 with 76% of the Claridge's casino revenue generated from slot play, compared to 69% for all Atlantic City casinos.

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

     Competition in Atlantic City also extends to the employment market. The Commission has promulgated regulations which require staffing levels at Atlantic City casinos which are higher than those for casino-hotels in Nevada. In addition, although the January 1995 amendments to the Act have eased the licensing requirements for some employees, all of New Claridge's casino employees must be licensed. Partly as a result of the licensing requirements, there has been intense competition for experienced casino employees in Atlantic City. Difficulties in hiring personnel licensed by the Commission have elevated labor costs, and licensed personnel frequently leave their current positions for higher paying jobs in other casinos. In addition, the expansion of casino gaming into other jurisdictions has increased the competition for experienced casino management personnel.

     Beginning in the Fall of 1988, three events occurred that accelerated the presence of casino gaming in the United States" (i) a statewide ballot issue in South Dakota approved limited-stakes gaming in Deadwood; (ii) the state legislature approved river boat gaming in Iowa in early 1989; and
     (iii) Congress passed the Indian Gaming Regulatory Act of 1988, which permits unrestricted gaming on Indian land in any state that already allows similar gaming (for example, if the state allows charitable gaming for non-profit organizations, the federally-recognized Indian tribes can run similar operations on their land). Since these events occurred, the gaming industry rapidly expanded; during 1996 and 1997, however, the expansion of gaming slowed considerably. In 1996, although voters in Michigan approved casino gaming for the city of Detroit, gambling measures were defeated in several other states. In January 1997, the New York State Senate voted to deny a statewide referendum to legalize casino gaming in that state. However, in 1997 the New York City Gambling Control Commission was established to regulate the operation of cruises leaving out of New York harbor which offer gambling once the boat is beyond the three-mile limit of city jurisdiction and in international waters ("cruises to nowhere"). Currently one company is operating an overnight gambling cruise under these regulations, and several more have applied to the New York City Gambling Control Commission for licenses. Legislation to put the issue before Pennsylvania voters has been introduced several times in the past few years, but none has so far succeeded. The current Pennsylvania Governor, Tom Ridge, has indicated that he will require a statewide vote on gaming, as well as local referendum; the requirement for statewide vote would make the legalization of casino gaming in Pennsylvania a more difficult and expensive possibility than previously anticipated. Management believes that, should casino gaming be legalized in the future in Philadelphia, the effects on Atlantic City casinos and on the Claridge would depend upon the form and scope of such gaming. In 1995, two racetracks in Delaware began offering slot machines at the facilities, with a third racetrack opening a slot machine facility in August 1996. Total combined revenues for these three facilities in 1996 was reported to be $184.4 million, and in 1997 increased to a reported $298.9 million

     Indian gaming is currently authorized in many states including New York, Michigan, Minnesota, California, and most notably, Connecticut. In February 1992, the Foxwoods High Stakes Casino and Bingo Hall ("Foxwoods"), operated by the Mashantucket Pequot Indian tribe in Ledyard, Connecticut commenced operations, offering the table games found in Atlantic City as well as bingo rooms. In January 1993, approval was granted by the Connecticut government for Foxwoods to offer slot machines; as of December 31, 1997, this facility, owned by the Mohegan Indians, had approximately 3,000 slot machines, as well as table games. In 1997, these two properties reported an average win per slot machine per day of $326, compared to the Atlantic City average win per slot machine per day of $220.

     The continued expansion of casino gaming, lotteries, including video lottery terminals (VLTs) , and offtrack betting in other nearby states could also have a negative effect on the Atlantic City market.


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


Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.



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


Item 6. Selected Financial Data.

Set forth below is selected financial data regarding the Partnership as of or for each of the years in the five-year period ended December 31, 1997.


                                              As of or for the year ended December 31,
                                        -------------------------------------------------------
                                          1997     1996     1995    1994    1993
                                          ----     ----     ----    ----    ----
                                       (not covered by Independent Auditors' Report) (a)

                                                       (in thousands)

Net income ...........................$  2,937    4,753    2,723    1,782       309
Net income per limited
partnership unit (b)..................$   6.42    10.39     5.95     3.90      0.68
Total assets  ........................$118,244  130,417  135,175  140,309   138,524
Long term obligations,
   net of current portion  ...........$ 75,465   92,120  104,315  114,268   115,563
Partners' capital accounts (deficit)   $21,825   18,888   14,135   11,412     9,630

(a)   The above selected  financial data should be read in conjunction  with the
      consolidated   financial   statements  and  the  related  notes  appearing
      elsewhere in this annual report.

(b)   450 limited partnership units were outstanding at the end of each period.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations for the Year Ended December 31, 1997
as Compared to the Year Ended December 31, 1996

Rental income for the year ended December 31, 1997 decreased $4,838,000 as compared to the year ended December 31, 1996. This decrease is primarily due to the abatement of rent pursuant to the March 1, 1997 amendments to the Operating Lease and Expansion Operating Lease (see "Liquidity and Capital Resources"). Prior to these amendments, rental income (including the effect of the $38.8 million of rent abatements provided in accordance with the 1989 Restructuring Agreement) was recognized on a leveled basis over the initial lease term (ending September 30, 1998), in accordance with Statement of Financial Accounting Standards No. 13. Since the amount of abatements permitted in accordance with the March 1997 amendments will vary depending on the Partnership's cash flow, leveling of these abatements over the lease term is not possible; the actual amount abated on a monthly basis is recorded as a reduction of rental income. For the year ended December 31, 1997 the amount of rent abated in accordance with the March 1997 amendments was $9,048,000. In addition to the basic rent, New Claridge pays as additional rent, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements ("FF&E"). During 1997, FF&E note principal and interest payments were higher than in 1996 resulting in increased additional rents in 1997. The overall decrease in rents is due to the abatement of rents offset by the increase in additional rents.

Investment income earned on repurchase agreements decreased $66,000 for the year ended December 31, 1997 as compared to the year ended December 31, 1996. Investment income decreased due to a reduction in cash available to invest. On March 1, 1997 the Partnership's cash flow was reduced $1.3 million as a result of deferred rent from New Claridge which is to be paid to the Partnership on a monthly basis through October 1999.

The Partnership has an agreement with New Claridge whereby New Claridge provides facility and maintenance and engineering services for the Claridge. The agreement calls for the reimbursement of the actual facilities and maintenance costs incurred on the Partnership's behalf. The cost of maintaining and repairing Hotel Assets decreased $479,000 during the year ended December 31, 1997 as compared to the same period in 1996. This decrease is due to an overall decrease in New Claridge's repairs and maintenance expenditures in an effort to conserve cash.

For the year ended December 31, 1997, interest expense decreased $1,792,000 from the prior year due to principal payments made during 1996 and 1997 that reduced the average outstanding balance of the wraparound and expansion mortgages and FF&E notes.

Depreciation and amortization expense for the year ended December 31, 1997 decreased $817,000 as compared to the same period in 1996. Assets purchased during the 1986 expansion became fully depreciated in mid-1996. Therefore, depreciation expense taken on these assets during the first half of 1996 was not available during 1997, resulting in decreased depreciation expense in 1997.


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

Liquidity and Capital Resources

The ability of the Partnership to continue to fulfill its obligations is dependent upon the ability of New Claridge to continue to make rental payments when due. Current lease payments from New Claridge, as recently amended, are sufficient to pay the Partnership's debt service and operating expenses. As part of the 1989 Restructuring Agreement, rental payments in excess of monthly cash flow requirements were deferred or abated so that excess cash did not accumulate in the Partnership. The 1997 restructuring continued this deferral or abatement of excess cash flow through 1998. At the Closing of the 1989 restructuring the Partnership loaned New Claridge $3.6 million. The note, including interest, along with those rentals deferred under the amendment to the operating leases, are to be repaid to the Partnership upon (i) the sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound
Mortgage; and (iii) full satisfaction of any first mortgage then in place. The deferral of $1.3 million of rental obligation as part of the 1997 restructuring leaves the Partnership with minimal liquidity.

The Operating Lease and the Expansion Operating Lease were amended as part of the Restructuring Agreement to provide for the deferral of $15,078,000 of rental payments during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38,820,000 of basic rent through 1998, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. During the third quarter of 1991, the maximum deferral of rent was reached. On August 1, 1991, the Operating Lease and the Expansion Operating Lease were amended further to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements could not exceed $10 million in any one calendar year, nor $38,820,000 in the aggregate. All of the $38,820,000 of available rent abatements was fully utilized by the end of the first quarter of 1997.

The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1,300,000 of basic rent on March 1, 1997, and provides for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary to meet the Partnership's cash requirements through December 31, 1998 (determined without regard to the repayment of the deferred rent). The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership in monthly installments of $25,000 for the period April 1, 1997 through December 31, 1997, and monthly installments of $50,000 for the year 1998 and thereafter until paid in full (subject to acceleration under certain circumstances). For the years 1999 through 2003, additional abatements of basic rent are to be made to provide the Partnership with the amount needed to meet the Partnership's cash requirements plus an additional amount ($83,333 per month in 1999 and 2000, $125,000 per month in 2001, and $166,667 per month in 2002 and
2003). Rents abated during the years ended December 31, 1996 and 1997 amounted to $8,307,000 and $10,802,000, respectively. Cumulative abated rents as of December 31, 1997 total $47,868,000.

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

The Partnership had a working capital deficiency of approximately $19,147,000 as of December 31, 1997 and $17,084,000 as of December 31, 1996. The working capital deficiency primarily results from the consummation of the 1989 Restructuring Agreement. As part of the 1989 restructuring, the Partnership's cash flow was reduced to an amount no greater than what the Partnership needs to pay Partnership expenses, including debt service. Such concept was continued through 1998 in the 1997 restructuring (see Item 1. Business - "Recent Developments at New Claridge"). Thus, so long as the Claridge is financially viable and New Claridge continues to make all payments under the operating leases, the Partnership expects to be able to pay its current liabilities.

The Partnership is aware of the issue associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000" problem is the result of computer programs which were written using two digits rather than four to define the applicable year, which could cause certain systems to recognize the year 2000 as the year 1900. The Partnership is in the process of developing a plan to deal with this issue and does not anticipate any significant costs associated with these system changes. Substantially all of the Partnership's revenues are derived from the New Claridge, therefore any "year 2000" issues impacting on New Claridge could also impact the Partnership's financial condition. The New Claridge has reported that is has addressed this issue and does not expect the amounts required to be expensed related to correcting this problem over the next two years to have a material effect on its financial position or results of operations.

Recently Issued Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128, which is effective for financial statements for annual and interim periods ending after December 15, 1997, changes the calculation of earnings per share, and requires dual presentation of "basic" and "diluted" earnings per share. The adoption of SFAS 128 did not have a material effect on the Partnership's earnings per limited partnership unit.

Statement of Financial  Accounting  Standards  No. 130,  "Comprehensive  Income"
(SFAS 130), was issued in June 1997. SFAS 130 becomes effective for the Partnership's fiscal year 1998, and requires reclassification of earlier financial statement for comparative purposes. SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of certain items, foreign currency translation adjustments, and gains and losses on certain securities, be shown in a financial statement. SFAS 130 does not require a specific format for the financial statements in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management of the Partnership believes that the adoption of SFAS 130 will not have a material effect on the financial statements.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 "Disclosures About Segment of an Enterprise and Related Information." This statement supersedes Statement No. 14 and provides accounting guidance for reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim financial reports. This statement is effective for financial statements for periods beginning after December 15, 1997. Segment information for earlier years that is presented for comparative purposes is to be restated to conform to the requirements of the Statement unless it is impracticable to do so. The required interim disclosures are not required to be made in the initial year of application. Management of the Partnership believes that this recently issued standard will not result in expanded disclosure regarding reporting the results of the Partnership's operations.


Item 8. Financial Statements and Supplementary Data.

The Financial Statements and Financial Statement Schedules are set forth at pages F-1 to F-19 of this report.



Item 9. Changes  in  and  Disagreements  with   Accountants  on  Accounting  and
        Financial Disclosure.

None.



                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

        Name                            Position                           Age

        Anthony C. Atchley              General Partner                     56
        Gerald C. Heetland              General Partner                     57

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



Item 11. Executive Compensation.

The following table shows the general partners' management fee which is all of the compensation paid by the Partnership to all of its executive officers for the years ended December 31, 1997, 1996 and 1995.


                                                                   Other  Annual
   Individual                     Capacity         Year            Compensation

   Anthony C. Atchley        General Partner       1997             $65,000
                                                   1996             $65,000
                                                   1995             $65,000

   Gerald C. Heetland        General Partner       1997             $65,000
                                                   1996             $65,000
                                                   1995             $65,000



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

    10 (j) Form of Option Agreement****

    10 (k) Form of Side Agreement****

    10 (l) Form of First Amendment to the Option Agreement****

    10 (m) Form of First Amendment to the Side Agreement****

    10 (n) Form of Fifth Amendment to Operating Lease Agreement and Fourth
           Amendment to Expansion Operating Lease Agreement*****

    10 (o) Form of Restructuring Agreement*****

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

*****Exhibits are incorporated by reference to the Exhibits filed with Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on April 14, 1997.


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



Date:    March 30, 1998             /s/  ANTHONY C. ATCHLEY
         --------------          ---------------------------------------
                               by   Anthony C. Atchley, General Partner

Date:    March 30, 1998             /s/  GERALD C. HEETLAND
         --------------          ---------------------------------------
                               by   Gerald C. Heetland, General Partner

Date:    March 30, 1998             /s/  ANTHONY C. ATCHLEY
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



Date:    March 30, 1998                    /s/  GERALD C. HEETLAND
         --------------                  ---------------------------------------
                                      by Gerald C. Heetland, General Partner and
                                                     Chief Financial Officer

Date:    March 30, 1998                    /s/  ANTHONY C. ATCHLEY
         --------------                  ---------------------------------------
                                      by   Anthony C. Atchley, General Partner

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



                                                                   Page
                                                               Reference in
                                                                 Report on
                                                                 Form 10-K

Independent Auditors' Report      .............................    F-2

Balance Sheets as of December 31, 1996 and 1997            ....    F-3

Statements of Operations For the Years Ended
     December 31, 1995, 1996 and 1997         .................    F-4

Statements of Partners' Capital Accounts (Deficit)
     For the Years Ended December 31, 1995, 1996 and 1997          F-5

Statements of Cash Flows For the Years Ended
     December 31, 1995, 1996 and 1997         .................    F-6

Notes to Financial Statements For the Years Ended
     December 31, 1995, 1996 and 1997         .................    F-7

Financial Statement Schedule:

     Schedule III - Real Estate and Accumulated Depreciation...   F-19

All other schedules have been omitted as inapplicable or not required because the required information is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The General Partners
Atlantic City Boardwalk Associates, L.P.


We have audited the accompanying financial statements of Atlantic City Boardwalk Associates, L.P. as of December 31, 1997 and 1996, and the related statements of operations, stockholders equity (deficit) and cash flows for the three-year period ended December 31, 1997. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic City Boardwalk Associates, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 7 to the financial statements, New Claridge has suffered recurring losses from operations and has experienced diminishing liquidity as a result of a deterioration in its cash flow and limited availability of working capital sources. The Partnership is dependent upon New Claridge making its contractual lease payments to provide the Partnership the ability to make its contractual debt service payments and other obligations. These circumstances raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in
Schedule III is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                                                      /s/ KPMG Peat Marwick LLP

Las Vegas, Nevada
March 16, 1998


                                              ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                                           Balance Sheets
                                                     December 31, 1996 and 1997

                                                                                      1996                  1997
                                                                                ---------------       --------------
                  Assets

Current assets:
     Cash and cash equivalents                                                $        1,446,000             552,000
     Rent due from New Claridge                                                          408,000             810,000
     Interest receivable from partners                                                    35,000              41,000
     Prepaid expenses                                                                    264,000             254,000
      Other assets                                                                       172,000             150,000
                                                                                 ---------------     ---------------
              Total current assets                                                     2,325,000           1,807,000
                                                                                 ---------------     ---------------

Hotel Assets (notes 4 and 5)                                                         183,529,000         183,707,000
Less:  Accumulated depreciation and amortization                                    (100,281,000)       (105,660,000)
                                                                                     -----------         -----------
              Net Hotel Assets                                                        83,248,000          78,047,000
                                                                                 ---------------     ---------------

Note receivable from New Claridge, including accrued interest  of
     $3,258,000 and $3,690,000 in 1996 and 1997, respectively                          6,858,000           7,290,000
Deferred rent from New Claridge (notes 3 and 6)                                       37,807,000          31,022,000
Intangibles, net of accumulated amortization of
     $3,626,000 and $3,727,000 in 1996 and 1997, respectively                            179,000              78,000
                                                                                 ---------------     ---------------

                                                                              $      130,417,000         118,244,000
                                                                                     ===========         ===========
                  Liabilities and Partners' Capital Accounts

Current liabilities:
     Accounts payable                                                         $        1,035,000           1,391,000
     Accrued interest due New Claridge                                                 1,147,000             948,000
     Current portion of long-term debt due principally to
         New Claridge (note 5)                                                        17,227,000          18,615,000
                                                                                 ---------------     ---------------
              Total current liabilities                                               19,409,000          20,954,000

Long-term debt due principally to New Claridge, including
     accrued interest of $20,000,000 in 1996 and 1997 (note 5)                        92,120,000          75,465,000
                                                                                    ------------        ------------
              Total liabilities                                                      111,529,000          96,419,000
                                                                                     -----------        ------------

Partners' capital accounts (deficit):
     New general partners                                                                105,000             134,000
     Former general partners                                                             173,000             191,000
     Special limited partners                                                           (187,000)           (158,000)
     Investor limited partners                                                        18,797,000          21,658,000
                                                                                 ---------------     ---------------

         Total partners' capital accounts (deficit)                                   18,888,000          21,825,000

Commitments and contingencies (notes 5, 6, 7 and 9)                              ---------------     ---------------

                                                                              $      130,417,000         118,244,000

                                                                                     ===========         ===========

See accompanying notes to financial statements.



                                              ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                                      Statements of Operations
                                        For the Years Ended December 31, 1995, 1996, and 1997


                                                                         1995                1996                   1997
                                                                    ---------------     ---------------         ---------
Revenues:
     Rent from New Claridge for the
         lease of Hotel Assets (notes 3 and 6)                   $       38,517,000          39,398,000         34,560,000
     Interest from New Claridge                                             432,000             432,000            432,000
     Interest from Special Limited Partners                                  36,000              36,000             36,000
     Investment                                                             130,000             100,000             34,000
     Other                                                                  -                   -                    2,000
                                                                 ------------------    ----------------     --------------

                                                                         39,115,000          39,966,000         35,064,000
                                                                    ---------------     ---------------     --------------


Expenses:
     Cost of maintaining and repairing
         Hotel Assets paid to New Claridge                               11,716,000          12,116,000          11,637,000
     Interest, principally on mortgages to
         New Claridge (note 5)                                           17,239,000          16,034,000          14,242,000
     General and administrative                                             630,000             609,000             611,000
     General Partners' management fee                                       130,000             130,000             130,000
     Depreciation and amortization                                        6,677,000           6,324,000           5,507,000
                                                                    ---------------     ---------------      --------------

                                                                         36,392,000          35,213,000          32,127,000
                                                                    ---------------     ---------------      --------------

Net income                                                       $        2,723,000           4,753,000           2,937,000
                                                                    ===============     ===============      ==============

Net income per limited partnership unit
     -- basic and diluted (note 1)
     (450 units outstanding at the end of each year)             $            5,953              10,391              6,422
                                                                    ===============     ===============      ==============


See accompanying notes to financial statements.


                                              ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                         Statements of Partners' Capital Accounts (Deficit)
                                        For the Years Ended December 31, 1995, 1996 and 1997


                                                           Class A       Class B       Class A          Class B            Total
                               New           Former        Special       Special      Investor         Investor          Partners'
                             General         General       Limited       Limited       Limited          Limited           Capital
                            Partners        Partners      Partners      Partners       Partners         Partners         Accounts


Partners' Capital
Accounts (Deficit),
December 31, 1994         $   30,000         127,000       (17,000)     (244,000)      2,806,000        8,710,000        11,412,000

Net income                    27,000          17,000         2,000        25,000         651,000        2,001,000         2,723,000
                            --------        --------       -------      --------      ----------      -----------       -----------

Partners' Capital
Accounts (Deficit),
December 31, 1995             57,000         144,000       (15,000)     (219,000)      3,457,000       10,711,000        14,135,000

Net income                    48,000          29,000         3,000        44,000       1,136,000        3,493,000         4,753,000
                            --------        --------       -------      --------       ---------      -----------       -----------

Partners' Capital
Accounts (Deficit),
December 31, 1996            105,000         173,000       (12,000)     (175,000)      4,593,000       14,204,000        18,888,000

Net income                    29,000          18,000         2,000        27,000         702,000        2,159,000         2,937,000
                            --------        --------       -------      --------      ----------      -----------       -----------

Partners' Capital
Accounts (Deficit),
December 31, 1997          $ 134,000         191,000       (10,000)     (148,000)      5,295,000       16,363,000        21,825,000
                             =======         =======        ======       =======       =========       ==========        ==========

See accompanying notes to financial statements.



                                              ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                                      Statements of Cash Flows
                                        For the Years Ended December 31, 1995, 1996, and 1997


                                                                              1995                1996                  1997
                                                                           -------------       -------------         ----------
Cash flows from operating activities:
     Net income                                                          $     2,723,000           4,753,000          2,937,000
         Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization                                    6,677,000           6,324,000           5,507,000
              Accretion of discount on mortgage note                           1,327,000           1,524,000           1,752,000
              Loss on disposal of assets                                          46,000             -                     3,000
              Decrease in deferred rent                                        1,598,000           2,049,000           6,785,000
              Deferred interest on receivable from New Claridge                 (432,000)           (432,000)           (432,000)
              Changes in current assets and liabilities:
                  Increase in rent due from New Claridge,
                      interest receivable from partners,
                      prepaid expenses and other assets                         (188,000)            (41,000)           (376,000)
                  Increase (decrease) in accounts payable and
                      accrued interest due New Claridge                          100,000            (492,000)            157,000
                                                                          --------------        -------------       ------------

                      Net cash provided by operating activities               11,851,000          13,685,000          16,333,000
                                                                              ----------          ----------          ----------

Cash flows from investing activities:
     Purchase of Hotel Assets                                                 (2,160,000)         (3,231,000)           (208,000)
     Proceeds from sale of Hotel Assets                                           21,000             -                   -
                                                                           -------------       -------------          -----------

                      Net cash used in investing activities                   (2,139,000)         (3,231,000)           (208,000)
                                                                             -----------         -----------          ------------

Cash flows from financing activities:
     Proceeds of borrowings from New Claridge                                  2,483,000           3,508,000             208,000
     Principal payments of debt, principally to New Claridge                 (12,324,000)        (14,051,000)        (17,227,000)
                                                                             -----------         -----------         -----------

                      Net cash used in financing activities                   (9,841,000)        (10,543,000)        (17,019,000)
                                                                             -----------          ----------          ----------

Net decrease in cash and cash equivalents                                       (129,000)            (89,000)           (894,000)
Cash and cash equivalents, beginning of period                                 1,664,000           1,535,000           1,446,000
                                                                             -----------         -----------         -----------

Cash and cash equivalents, end of period                               $       1,535,000           1,446,000             552,000
                                                                             ===========         ===========        ============


Supplemental cash flow information:
     Interest paid                                                     $      16,022,000          14,637,000          12,668,000
                                                                              ==========          ==========          ==========


See accompanying notes to financial statements.


                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                          Notes to Financial Statements
              For the Years Ended December 31, 1995, 1996, and 1997


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

    (b)  Relationship with the Claridge

         Substantially all of the revenues of the Partnership are derived from leases with New Claridge. Accordingly, the ability of the Partnership to fulfill its obligations is dependent upon the ability of New Claridge to pay rental payments when due. The financial stability of the Partnership is therefore dependent upon the financial condition of New Claridge. While the Partnership was formed to own and to lease to the Corporation and its affiliates, certain real estate and related assets, the Partnership is separate and distinct from the Corporation. Any person or entity seeking information regarding the Corporation or its debt or equity securities should review the reports, statements and other information filed by the Corporation with the Securities and Exchange Commission, and should not rely upon the Partnership's discussion of the Corporation.

    (c)  Current Licensing Status

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

    (d)  General Partners

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

    (e)  Special Limited Partners

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

    (f)  Investor Limited Partners

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


(2)      Basis of Presentation and Summary of Significant Accounting Policies

         The Partnership's policy is to maintain its books and records and prepare its income tax returns on the accrual basis of accounting ("Tax Basis"). The accompanying financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") and differ from Tax Basis as follows:

         o Certain property and equipment are depreciated on a different basis and over different lives for GAAP than thos used for Tax Basis;

         o In 1994 the Claridge facilities were remodeled and expanded. During the construction period interest was incurred on the debt related to this project. This interest was capitalized for GAAP and is being amortized while for Tax Basis the interest was expensed in full in 1994;

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

            Following are the Partnership's assets and liabilities as determined in accordance with GAAP and for federal income tax reporting purposes at December 31:


                                    1996                         1997
                          ---------------------         -------------------
                            GAAP        Tax                    GAAP        Tax
                            Basis      Basis                  Basis       Basis
                                          (in thousands)
     Total assets         $ 130,417      61,521            $  118,244     50,766
     Total liabilities    $ 111,529     114,906            $   96,419     98,946


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

     e. The accompanying financial statements do not reflect federal income tax expense or benefit since such liability or benefit is that of the individual partners and not the Partnership.

     f. Cash equivalents are composed of investments in interest-bearing repurchase agreements with initial or remaining maturities of less than three months at the time the investment is made.

     g. Due to the nature of the relationships between the Partnership and New Claridge and the Partnership and the partners, estimation of the fair value of the financial instruments due from and due to these related parties is not practical as there is no trading market for these financial instruments. See Notes 3 and 5 for a description of the terms of these instruments. For other financial instruments, their carrying value approximates their fair value. The carrying amount of cash and cash equivalents, interest receivable from partners and current liabilities approximates fair value because of the short-term maturity of these instruments.

     h. Management of the Partnership has made estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

(4)  Hotel Assets

  A summary of Hotel Assets at December 31, 1996 and 1997 is as follows:
                                                   Accumulated
                                                Depreciation and         Net
   December 31, 1996               Cost           Amortization      Hotel Assets
   -----------------         -----------------    ------------      ------------
   Building                   $  101,353,000  $   33,362,000    $   67,991,000
   Building improvements          28,287,000      20,071,000         8,216,000
   Furniture, fixtures and
     equipment                    52,736,000      46,160,000         6,576,000
   Capital lease asset             1,153,000         688,000           465,000
                               -------------   -------------      ------------
                              $  183,529,000  $  100,281,000    $   83,248,000
                                 ===========     ===========        ==========

                                                   Accumulated
                                                Depreciation and         Net
   December 31, 1997            Cost               Amortization     Hotel Assets
   -----------------         --------------       ------------      ------------

   Building                   $  101,353,000  $   35,896,000      $ 65,457,000
   Building improvements          28,391,000      21,214,000         7,177,000
   Furniture, fixtures and
     equipment                    52,810,000      47,749,000         5,061,000
   Capital lease asset             1,153,000         801,000           352,000
                               -------------    ------------       -----------
                              $  183,707,000  $  105,660,000      $ 78,047,000
                                 ===========     ===========        ==========


(5)      Long-term Debt

         At December 31, 1996 and 1997, long-term debt consisted of the following:

                                                        1996             1997
                                                        ----             ----

         14% Wraparound mortgage, net of          $  84,709,000   $  74,461,000
              unaccreted discount of $8,291,000
              and $6,539,000, respectively
         14% Expansion mortgage                       4,496,000       2,167,000
         14% FF&E notes                              20,035,000      17,452,000
         Capital lease obligations                      107,000             -
                                                    -----------     -----------
                                                    109,347,000      94,080,000
         Less: Current portion of long-term debt    (17,227,000)    (18,615,000)
                                                    -----------      -----------

                                                  $  92,120,000    $  75,465,000
                                                    ===========     ============

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

         Aggregate maturities of debt for each of the next five years are as follows:

                   1998                         $    18,615,000
                   1999                               2,046,000
                   2000                              77,996,000
                   2001                               1,858,000
                   2002                                 104,000
                   Thereafter                             -
                                                 --------------

                                                    100,619,000
                   Less: Discount                    (6,539,000)
                                                 ---------------
                                                $    94,080,000
                                                 ==============



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

         Minimum future rental receipts for each of the next five years under leases to New Claridge are as follows:


                  1998                    $   47,557,000
                  1999                        30,504,000
                  2000                        38,540,000
                  2001                        28,503,000
                  2002                        26,611,000
                  Thereafter                 152,375,000
                                            ------------

                 Minimum future rentals   $  324,090,000
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

          The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1,300,000 of basic rent on March 1, 1997, and provides for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary to meet the Partnership's cash requirements through December 31, 1998 (determined without regard to the repayment of the deferred rent). The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership in monthly installments of $25,000 for the period April 1, 1997 through December 31, 1997, and monthly installments of $50,000 for the year 1998 and thereafter until paid in full (subject to acceleration under certain circumstances). For the years 1999 through 2003, additional abatements of basic rent are to be made to provide the Partnership with the amount needed to meet the Partnership's cash requirements plus an additional amount ($83,333 per month in 1999 and 2000, $125,000 per month in 2001, and $166,667 per month in 2002 and 2003). Rents abated during the years ended December 31, 1996 and 1997 amounted to $8,307,000 and $10,802,000, respectively. Cumulative abated rents as of December 31, 1997 total $47,868,000.

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

         The Partnership accounts for leases in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 13, Accounting for Leases, whereby rental income is recognized on a straight-line basis over the life of the lease. As of December 31, 1997 and December 31, 1996, deferred rent from New Claridge included rental income of $15,470,000 and $22,729,000, respectively, that was earned in excess of actual rent receipts.


(7)      Current Developments at New Claridge

         The ability of the Partnership to fulfill its obligations is dependent upon the ability of New Claridge to pay rental payments when due. Accordingly, the financial stability of the Partnership is dependent upon the financial condition of New Claridge.

         The Claridge has reported as follows:

         During 1995, the cash provided by operations of the Claridge was sufficient to meet the Corporation's obligations to pay interest on the Notes, as well as to make at least some moderate capital improvements. Commencing in the latter part of 1995, however, competition in the Atlantic City casino market for bus customers, a principal source of customers for the Claridge at the time, increased; this competition intensified even more during 1996 as additional casino square footage was added, principally due to the opening of the Trump World's Fair casino. During 1996, the average coin incentive issued per bus patron at the Claridge increased to approximately $19, from approximately $13 in 1995. Total cash incentives issued to Claridge's casino patrons (in the form of coin to play slot machines and gaming chips to play table games) increased to approximately $30.5 million in 1996, from approximately $25.2 million in 1995. While the Corporation's promotional costs have increased significantly, total casino revenues in 1996 actually decreased from 1995 levels. It had been the
         expectation  of  the   Corporation   that,  upon  opening  of  its  new
         self-parking garage, the Corporation would be able to reduce its reliance on the bus patron market; however, the Corporation was forced to close the garage facility on July 10, 1996, only ten days after its opening following a fatal accident. Because the facility was not able to reopen until the end of September 1996, the Corporation lost any possible benefit of the facility during the normally busy summer season. In addition, severe winter weather in the first quarter of 1996 adversely affected revenues. As a result, the Corporation experienced a net loss for 1996 of $15.4 million, compared to a net loss of $1.9 million in 1995.

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

         In November 1996, while the sales efforts were continuing, the Corporation announced that there was a strong likelihood that the Corporation would be unable to pay the interest due on the Notes on February 3, 1997. Accordingly, management, working together with financial and legal advisors, formulated a plan for restructuring the Corporation's obligations. The terms of the proposed plan were presented to the noteholders at a meeting held on December 3, 1996.

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

         Contemporaneously, the same three holders of the Notes filed a related state court lawsuit against the Corporation, New Claridge, the Partnership, certain officers and directors of the Corporation, and the general partners of the Partnership. On March 4, 1997, contrary to earlier expectations, the Corporation was able to pay the interest that was due on the Notes on February 3, 1997, under the 30-day grace period allowed in accordance with the terms of the indenture governing the Notes ("Indenture"). In addition, the Corporation reached agreement with the unofficial committee of noteholders, as well as the three holders of the Notes, providing for the joint dismissal of the involuntary bankruptcy petition and the related state court lawsuit. On March 19, 1997, an order was entered dismissing the involuntary bankruptcy petition; as part of that order, a settlement agreement was entered whereby the state court lawsuit was also dismissed. Negotiations with Hilton regarding acquisition of the Corporation terminated in April 1997.

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

         In December 1997, New Claridge obtained a commitment from PDS Financial Corporation ("PDS") for a $2 million sale lease-back facility ("Facility"). Under the terms of the Facility, New Claridge may sell certain of its slot machines to PDS under a sale lease-back arrangement, for a specified amount per slot machine, for up to $2 million. In February 1998, New Claridge sold 370 slot machines to PDS for approximately $1 million under this Facility. The machines will be leased back to New Claridge under an operating lease arrangement for two years. After two years, New Claridge has an option to either purchase the machines, renew the lease arrangement for twelve months, or return the equipment to PDS.

         Management of the Corporation will consider various refinancing efforts, including a sale of the Corporation.

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

         On April 2, 1990, Webb transferred its interest in the Contingent Payment to an irrevocable trust for the benefit of the Valley of the Sun United Way, and upon such transfer Webb was no longer required to be qualified or licensed by the New Jersey Casino Control Commission.

         On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option was $1 million, and the option could have been exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would have been $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of payment of the purchase price if the purchase occurred after December 31, 1996. The purchase price could have increased in an amount not to exceed $10 million if future distributions to Releasing Partners/Investors exceeded $20 million. It is estimated that at December 31, 1997, the aggregate amount owing in respect of the Contingent Payment was $76.2 million.

         Given the recent operating results at New Claridge (see Note 7, "Current Developments at New Claridge"), the Corporation was not able to exercise this Contingent Payment Option, and it expired in accordance with its terms on December 31, 1997.




                                                            SCHEDULE III

                                              ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                              Real Estate and Accumulated Depreciation
                                            Years Ended December 31, 1995, 1996 and 1997

                                                                                                                        Life on
                                                                                                                         Which
                                                                                                                     Depreciation
                                                                                                            Date       in Latest
                                                                             Gross Amount                   of        Statement of
                            Initial Cost                   Cost Capitalized  at which            Accumu-    Con         Operations
                            to Partnership                 Subsequent to     Carried at Close    lated      struc-  Date    is
Description Encumbrances(A) Land(B) Building               Acquisition       of Period (C)(D)    Deprec.(E) tion    Acq.  Computed
-----------------------------------------------------------------------------------------------------------------------------------
                                               Initial
                                  $112,500,000 Cost
                                               Less:
                                                 Original                    Bldg. $ 101,353,000         N/A   10/31/83  40 yrs
                                                 Discount  Bldg.             Bldg.                       1983-
                                                 on        Impr.$28,391,000  Impr.    28,391,000         1997     N/A    10 yrs
                                   (11,147,000)  Mortgage  FF&E  53,963,000  FF&E     53,963,000         N/A   1983-1997  7 yrs
                                   ------------                  ----------           ----------
Hotel &
Casino
Atlantic
City, NJ     $94,080,000     -     $101,353,000                 $ 82,354,000       $ 183,707,000 $105,660,000
             -----------  -------  ------------                   ----------         -----------  -----------




NOTES:

(A) Encumbrances represents the amount owed at December 31, 1997 on the Wraparound Mortgage, Expansion Mortgage, FF&E Notes and Capital lease obligations.

(B) The land under the building was acquired from DEWNJ, at no cost to the Partnership, as part of the 1989 Restructuring.

(C) The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes is $196,359,000.

(D)  Reconciliation of Real Estate Carrying Costs:

                                       1995        1996          1997
                                       ----        ----          ----

 Balance at beginning of year    $ 177,682,000 $180,298,000 $183,529,000
     Building improvements             259,000    2,376,000      104,000
     Furniture, fixtures and
       equipment (FF&E) acquired     2,459,000      855,000      104,000
     FF&E retired                     (102,000)       -          (30,000)
                                   -----------  ----------- ------------

 Balance at end of year          $ 180,298,000 $183,529,000 $183,707,000
                                   ===========  ===========  ===========


(E)  Reconciliation of Accumulated Depreciation:

                                     1995            1996         1997
                                     ----            ----         ----

 Balance at beginning of year    $87,541,000    $94,057,000  $100,281,000
     Provision for depreciation    6,550,000      6,224,000     5,407,000
     Accumulated depreciation
       of FF&E retired               (34,000)         -           (28,000)
                                  ----------    -----------   -----------
 Balance at end of year          $94,057,000   $100,281,000  $105,660,000
                                  ==========    ===========   ===========