Form 10-Q
period 1998-03-31
ATLANTIC CITY BOARDWALK ASSOCIATES LP
filed 1998-05-14
CIK 730408

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

    For the quarterly period ended March 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from to ___________________ to ___________________

                         Commission file number 33-27399




                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





             New Jersey                                       22-2469174
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)


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

                                      INDEX


PART I             FINANCIAL INFORMATION                           Page No.

     Item 1.   Financial Statements

               Introductory Note to Financial Statements               2

               Balance Sheets as of December 31, 1997
               and  March 31, 1998                                     3

               Statements of Operations  For the Three
               Months Ended March 31, 1997 and 1998                    4

               Statements of Partners' Capital Accounts
               (Deficit) For the Year Ended December 31,
               1997 and the Three Months Ended March 31, 1998          5

               Statements of Cash Flows For the Three Months
               Ended March 31, 1997 and 1998                           6

               Notes to Financial Statements                          7-8

     Item 2.   Management's  Discussion and Analysis of Financial
               Condition and Results of Operations                    9-11



PART II                 OTHER INFORMATION

    Items 1-5   No  information  is  provided  as the answers to
                Items 1  through  5 are inapplicable.

    Item 6.     Exhibits and reports on Form 8-K                      11

                                     PART I

Item 1.   Financial Statements

Introductory Note to Financial Statements

The accompanying financial statements have been prepared by Atlantic City Boardwalk Associates, L.P. ("Partnership") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1997 and 1998.

Although management believes that the disclosures included herein are adequate to make the information contained herein not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles are omitted herein and are incorporated by reference from the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. While the Partnership was formed to own, and to lease to the Claridge Hotel and Casino Corporation ("Corporation") and its affiliates, certain real estate and related assets, the Partnership is separate and distinct from the Corporation. Any person or entity seeking information regarding the Corporation or its debt or equity securities should review the reports, statements and other information filed by the Corporation with the Securities and Exchange Commission.


                                          ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                                       Balance Sheets
                                            December 31, 1997 and March 31, 1998

                                                                                                              (Unaudited)
                  Assets                                                                     1997                1998
                  ------                                                                ---------------     ---------------

Current assets:
     Cash and cash equivalents                                                       $          552,000           1,008,000
     Rent due from New Claridge                                                                 810,000             809,000
     Interest receivable from partners                                                           41,000              49,000
     Prepaid expenses                                                                           254,000             169,000
      Other assets                                                                              150,000             111,000
                                                                                        ---------------     ---------------
              Total current assets                                                            1,807,000           2,146,000
                                                                                        ---------------     ---------------

Hotel Assets                                                                                183,707,000         183,905,000
Less:  Accumulated depreciation and amortization                                           (105,660,000)       (107,001,000)
                                                                                            -----------         -----------
              Net Hotel Assets                                                               78,047,000          76,904,000
                                                                                        ---------------     ---------------

Note receivable from New Claridge, including accrued interest  of
     $3,690,000 and $3,798,000 in 1997 and 1998, respectively                                 7,290,000           7,398,000
Deferred rent from New Claridge                                                              31,022,000          27,554,000
Intangibles, net of accumulated amortization of
     $3,727,000 and $3,748,000 in 1997 and 1998, respectively                                    78,000              57,000
                                                                                        ---------------     ---------------

                                                                                     $      118,244,000         114,059,000
                                                                                            ===========         ===========
                  Liabilities and Partners' Capital Accounts

Current liabilities:
     Accounts payable                                                                $        1,391,000           1,159,000
     Accrued interest due New Claridge                                                          948,000             902,000
     Current portion of long-term debt due principally to
         New Claridge                                                                        18,615,000          14,633,000
                                                                                        ---------------     ---------------
              Total current liabilities                                                      20,954,000          16,694,000

Long-term debt due principally to New Claridge, including                                    75,465,000          75,762,000
  accrued interest of $20,000,000 in 1997 and 1998                                      ---------------        ------------


              Total liabilities                                                              96,419,000          92,456,000
                                                                                        ---------------        ------------

Partners' capital accounts (deficit):
     New general partners                                                                       134,000             132,000
     Former general partners                                                                    191,000             189,000
     Special limited partners                                                                  (158,000)           (160,000)
     Investor limited partners                                                               21,658,000          21,442,000
                                                                                        ---------------     ---------------

         Total partners' capital accounts (deficit)                                          21,825,000          21,603,000

Commitments and contingencies
                                                                                        ---------------     ---------------
                                                                                     $      118,244,000         114,059,000
                                                                                        ===============     ================
                See accompanying notes to financial statements.


                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                            Statements of Operations
                                   (Unaudited)

               For the Three Months Ended March 31, 1997 and 1998


                                                                                              1997                  1998
                                                                                          -------------          --------

Revenues:
     Rent from New Claridge for the lease of Hotel Assets                            $       10,031,000          7,263,000
     Interest from New Claridge                                                                 108,000            108,000
     Interest from Special Limited Partners                                                       9,000              9,000
     Investment                                                                                  12,000             10,000
     Other                                                                                        2,000             -
                                                                                         --------------          ---------

                                                                                             10,162,000          7,390,000
                                                                                             ----------          ---------


Expenses:
     Cost of maintaining and repairing
         Hotel Assets paid to New Claridge                                                    2,796,000          2,885,000
     Interest, principally on mortgages to New Claridge                                       3,746,000          3,216,000
     General and administrative                                                                 170,000            116,000
     General Partners' management fee                                                            33,000             33,000
     Depreciation and amortization                                                            1,408,000          1,362,000
                                                                                            -----------          ---------

                                                                                              8,153,000          7,612,000
                                                                                            -----------          ---------


Net income (loss)                                                                    $        2,009,000           (222,000)
                                                                                            ===========          =========

Net income (loss) per limited partnership unit
(450 units outstanding at the end of each period)                                                 4,393               (484)
                                                                                         ==============       ============


                See accompanying notes to financial statements.


                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

               Statements of Partners' Capital Accounts (Deficit)

                      For the Year Ended December 31, 1997
                    and the Three Months Ended March 31, 1998


                                                          Class A       Class B        Class A           Class B           Total
                               New         Former         Special       Special       Investor          Investor         Partners'
                             General       General        Limited       Limited        Limited           Limited          Capital
                            Partners      Partners       Partners      Partners        Partners          Partners        Accounts
                            --------      --------       --------      --------        --------          --------        --------

Partners' Capital
Accounts (Deficit),
December 31, 1996            105,000       173,000        (12,000)     (175,000)       4,593,000        14,204,000       18,888,000

Net income                    29,000        18,000          2,000        27,000          702,000         2,159,000        2,937,000
                            --------      --------      ---------      --------       ----------       -----------      -----------

Partners' Capital
Accounts (Deficit),
December 31, 1997            134,000       191,000        (10,000)     (148,000)       5,295,000        16,363,000       21,825,000

Net loss
(unaudited)                   (2,000)       (2,000)          -           (2,000)         (53,000)         (163,000)        (222,000)
                            --------      --------      ---------      --------      -----------      ------------     ------------

Partners' Capital
Accounts (Deficit),
March 31, 1998
(unaudited)               $  132,000       189,000        (10,000)     (150,000)       5,242,000        16,200,000       21,603,000
                             =======       =======         ======       =======        =========        ==========       ==========


                See accompanying notes to financial statements.


                                          ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                                                  Statements of Cash Flows
                                                         (Unaudited)

                                     For the Three Months Ended March 31, 1997 and 1998


                                                                                                1997                1998
                                                                                             ----------         ----------
Cash flows from operating activities:
     Net income (loss)                                                               $        2,009,000            (222,000)
         Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
              Depreciation and amortization                                                   1,408,000           1,362,000
              Accretion of discount on mortgage note                                            415,000             477,000
              (Increase) decrease in deferred rent                                             (876,000)          3,468,000
              Deferred interest on receivable from New Claridge                                (108,000)           (108,000)
              Change in current assets and liabilities:
                  (Increase) decrease in rent due from New Claridge,
                      interest receivable from partners, prepaid expenses
                      and other assets                                                          (86,000)            117,000
                  Increase (decrease) in accounts payable and
                      accrued interest due New Claridge                                          43,000            (278,000)
                                                                                            -----------          ----------

                      Net cash provided by operating activities                               2,805,000           4,816,000
                                                                                              ---------           ---------

Cash flows from investing activities:
     Purchase of Hotel Assets                                                                    (9,000)           (198,000)
                                                                                           ------------          ----------

Cash flows from financing activities:
     Proceeds of borrowings from New Claridge                                                    61,000             495,000
     Principal payments of debt, principally to New Claridge                                 (4,171,000)         (4,657,000)
                                                                                              ---------           ---------

                      Net cash used in financing activities                                  (4,110,000)         (4,162,000)
                                                                                              ---------           ---------

Net (decrease) increase in cash and cash equivalents                                         (1,314,000)            456,000
Cash and cash equivalents, beginning of period                                                1,446,000             552,000
                                                                                              ---------          ----------

Cash and cash equivalents, end of period                                             $          132,000           1,008,000
                                                                                             ==========           =========

Supplemental cash flow information:
     Interest paid, principally to New Claridge                                      $        3,604,000           3,091,000
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

         As discussed in the Claridge's Annual Report on Form 10-K for the year ended December 31, 1996, the Corporation experienced recurring losses and serious deterioration in its cash flow in 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation needed to experience a significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the $85 million of First Mortgage Notes. Operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives. Although management of the Corporation believes that operating results will continue to improve over 1996 levels, no assurances as to the continuation of this improvement can be given. Management of New Claridge will continue to conserve cash through various cost containment measures, including limiting capital expenditures in 1998 to approximately $2 million.
         Given the various improvements made to the property in recent years, including the casino expansion in 1994 and the construction of the self-parking garage, the current condition of the property is such that the above-mentioned level of capital expenditures is deemed adequate. Management of New Claridge will also consider various refinancing efforts, including a sale of the Corporation. In addition, New Claridge has retained the law firm of Zelle and Larson LLP of Minneapolis, Minnesota to assist in evaluating the recovery of certain expenses incurred in reopening the self-parking garage and in evaluating potential lost profit claims as a result of the accident which occurred in the self-parking garage on July 10, 1996. On July 22, 1997, New Claridge filed a Complaint and Demand for Arbitration in the amount of $10 million against the general contractor and the architect for the self-parking garage; recovery of these claims would have a positive impact on New Claridge's financial results and liquidity. However, there is no assurance that the Corporation will be successful in realizing any recovery.

         The Corporation had a net loss of $1,645,000 for the three months ended March 31, 1998, compared to a net loss of $4,815,000 for the same period in 1997. The decrease in net loss is due primarily to a decrease in general and administrative expenses and rent expense to the Partnership. During the first quarter of 1997, the Corporation incurred significant professional and legal fees due to its attempted reorganization last year, resulting in decreased general and administrative expenses during 1998. Rent expense to the Partnership in the first quarter of 1998 decreased due to the abatement of rent pursuant to the March 1, 1997 amendments to the Operating Lease and Expansion Operating Lease. Prior to these amendments, lease expense (including the effect of the $38.8 million of rent abatements provided in accordance with the 1989 Restructuring Agreement) was recognized on a leveled basis over the initial lease term ending September 30, 1998. Since the amount of abatements permitted in accordance with the March 1, 1997 amendments will vary depending on the Partnership's cash flow, the actual amount abated on a monthly basis is recorded as a reduction to lease expense. For the three months ended March 31, 1998, the reduction to lease expense resulting from the abatement of rent was approximately $2.5 million; no reduction to lease expense was recorded in the first quarter of 1997 as a result of the abatement of rent.

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

(3)      Contingencies

         The 1989 Restructuring Agreement provided for Del Webb Corporation ("Webb") to retain an interest, which was assigned to a trustee for the benefit of the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from the operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded by the Corporation since the likelihood of paying such amount is not considered probable at this time. As of March 31, 1998, accrued interest would have amounted to approximately $59.1 million.

         In connection with the 1989 restructuring, Webb agreed to permit those partners/investors in the Partnership and Corporation ("Releasing Partners/Investors") from whom Webb had received written releases from all liabilities, rights ("Contingent Payment Rights") to receive certain amounts to the extent available for application to the Contingent Payment. Approximately 84% in interest of the partners/investors provided releases and became Releasing Partners/Investors. Payments to Releasing Partners/Investors are to be made in accordance with a schedule of priorities, as defined in the 1989 Restructuring Agreement.

         On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option was $1 million, and the option could have been exercised any time prior to December 31, 1997.

         Given the recent operating results at New Claridge, the Corporation was not able to exercise this Contingent Payment Option, and it expired in accordance with its terms on December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 1998
as Compared to the Three Months Ended March 31, 1997

Rental income for the three months ended March 31, 1998 decreased $2,768,000 as compared to the three months ended March 31, 1997. This decrease is primarily due to the abatement of rent pursuant to the March 1, 1997 amendments to the Operating Lease and Expansion Operating Lease. Prior to these amendments, rental income (including the effect of the $38.8 million of rent abatements provided in accordance with the 1989 Restructuring Agreement) was recognized on a leveled basis over the initial lease term ending September 30, 1998. Since the amount of abatements permitted in accordance with the March 1, 1997 amendments will vary depending on the Partnership's cash flow, the actual amount abated on a monthly basis is recorded as a reduction to rental income. For the three months ended March 31, 1998, the reduction to rental income resulting from the abatement of rent was approximately $2.5 million; no reduction to rental income was recorded in the first quarter of 1997 as a result of the abatement of rent. In addition to basic rent, New Claridge pays as additional rent, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements ("FF&E"). During 1997, FF&E note principal and interest payments were higher in 1997 than in 1998 resulting in decreased additional rents in 1998.

General and administrative expenses decreased $54,000 for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Professional fees during 1997 were significant due to the Corporation's attempted reorganization last year, resulting in reduced fees in 1998. Also, insurance expense decreased due to a decrease in the insurance premium.

For the three months ended March 31, 1998, interest expense decreased $530,000 as compared to the same period ended March 31, 1997 due to principal payments made during 1997 and 1998 that reduced the average outstanding balance of the wraparound and expansion mortgages.

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

The Operating Lease and the Expansion Operating Lease were amended as part of the 1989 Restructuring Agreement to provide for the deferral of $15,078,000 of rental payments during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38,820,000 of basic rent through 1998, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. During the third quarter of 1991, the maximum deferral of rent was reached. On August 1, 1991, the Operating Lease and the Expansion Operating Lease were amended further to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements could not exceed $10 million in any one calendar year, nor $38,820,000 in the aggregate. All of the $38,820,000 of available rent abatements was fully utilized by the end of the first quarter of 1997.

The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1,300,000 of basic rent on March 1, 1997, and provides for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary to meet the Partnership's cash requirements through December 31, 1998 (determined without regard to the repayment of the deferred rent). The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership in monthly installments of $25,000 for the period April 1, 1997 through December 31, 1997, and monthly installments of $50,000 for the year 1998 and thereafter until paid in full (subject to acceleration under certain circumstances). For the years 1999 through 2003, additional abatements of basic rent are to be made to provide the Partnership with the amount needed to meet the Partnership's cash requirements plus an additional amount ($83,333 per month in 1999 and 2000, $125,000 per month in 2001, and $166,667 per month in 2002 and
2003). All abatements of rent in excess of the $38.8 million which were allowed in accordance with the 1989 restructuring will be recognized as a reduction of rental income as it is abated. During the three months ended March 31, 1998, rents abated amounted to approximately $2.5 million.

In addition, under the March 1, 1997 restructuring agreement between the Corporation, New Claridge and the Partnership, New Claridge agreed to exercise the first of three ten-year renewal options extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008. Basic rent during the renewal term of the Operating Lease will be calculated pursuant to a formula with annual basic rent not to be more than $29.5 million or less than $24 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. Basic rent during the renewal term of the Expansion Operating Lease will also be calculated pursuant to a formula with annual basic rent not to be more than $3 million or less than $2.5 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter.

Under the terms of the Operating Lease, as amended effective March 1, 1997, New Claridge had an option to purchase (the "Purchase Option"), on September 30, 1998, the Hotel Assets and the underlying land for their fair market value at the time the Purchase Option is exercised, which in no event may be less than
(i) the amount then outstanding under the Expandable  Wraparound Mortgage,  plus
(ii) $2.5 million, plus (iii) any amount of the $1.3 million of rent deferred on March 1, 1997 not then paid. To exercise the Purchase Option, New Claridge was required to give notice to the Partnership, at least nine months prior to the option date, of its election to do so. Based on its current financial situation, New Claridge did not give such notice to the Partnership in respect of the September 30, 1998 option date. However, New Claridge may also exercise an option, on September 30, 2003, to purchase the Hotel Assets and the underlying land on January 1, 2004, for their fair market value at the time the option is exercised.

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

The Partnership had a working capital deficiency of $14,548,000 as of March 31, 1998 and $19,147,000 as of December 31, 1997. The working capital deficiency primarily results from the consummation of the 1989 Restructuring Agreement as well as the 1997 restructuring. As part of the 1989 restructuring, the Partnership's cash flow was reduced to an amount no greater than what the Partnership needs to pay Partnership expenses, including debt service. Such concept was continued through 1998 in the 1997 restructuring. Thus, so long as the Claridge is financially viable and continues to make all payments under the operating leases, the Partnership expects to be able to pay its current liabilities.

                                     PART II

Item 6.   Exhibits and reports on Form 8-K

          (a)  Not applicable.
          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Atlantic City Boardwalk Associates, L.P.
                                                   Registrant





Date          May 14, 1998             /s/ Anthony C. Atchley
       ----------------------          ------------------------------------
                                       by  Anthony C. Atchley, General Partner


Date          May 14, 1998             /s/ Gerald C. Heetland
       ----------------------          -----------------------------------------
                                       by  Gerald C. Heetland, General Partner


Date          May 14, 1998             /s/ Anthony C. Atchley
       ---------------------           -----------------------------------------
                                       by  AC Boardwalk Partners Corporation,
                                             General Partner
                                       by  Anthony C. Atchley, President