Form 10-Q
period 1998-06-30
ATLANTIC CITY BOARDWALK ASSOCIATES LP
filed 1998-08-14
CIK 730408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended                           June 30, 1998

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from _________  to __________

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




          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]   No  [  ]

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                                      INDEX


PART I                         FINANCIAL INFORMATION                 Page No.

   Item 1.    Financial Statements

              Introductory Note to Financial Statements                2

              Balance Sheets as of December 31, 1997 and
              June 30, 1998                                            3

              Statements of Operations For the Three-Month
              and Six-Month Periods Ended June 30, 1997 and 1998       4

              Statements  of Partners'  Capital  Accounts
              (Deficit) For the Year Ended December 31, 1997
              and the Six Months Ended June 30, 1998                   5

              Statements  of Cash  Flows For the Six Months
              Ended June 30,  1997 and 1998                            6

              Notes to Financial Statements                           7-8

   Item 2.    Management's  Discussion  and Analysis of
              Financial Condition and Results of Operations           9-11

PART II                  OTHER INFORMATION

              Items 1-5 No  information  is  provided
              as the answers to Items 1 through 5 are inapplicable.

              Item 6.   Exhibits and reports on Form 8-K              11

                                     PART I

Item 1.   Financial Statements

Introductory Note to Financial Statements

The accompanying financial statements have been prepared by Atlantic City Boardwalk Associates, L.P. ("Partnership") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of June 30, 1998, and the results of operations for the three and six months ended June 30, 1997 and 1998, and cash flows for the six months ended June 30, 1997 and 1998.


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

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                 Balance Sheets
                       December 31, 1997 and June 30, 1998


                                                                     (Unaudited)
               Assets                                  1997              1998
               ------                                  ----           ----------

Current assets:
     Cash and cash equivalents                   $     552,000          830,000
     Rent due from New Claridge                        810,000          801,000
     Interest receivable from partners                  41,000           58,000
     Prepaid expenses                                  254,000           91,000
      Other assets                                     150,000           56,000
                                                     ---------        ----------
              Total current assets                   1,807,000        1,836,000
                                                     ---------        ----------
Hotel Assets                                       183,707,000      184,137,000
Less:  Accumulated depreciation and amortization  (105,660,000)    (108,331,000)
                                                   ------------    -------------
              Net Hotel Assets                      78,047,000       75,806,000
                                                   ------------    -------------
Note receivable from New Claridge, including
     accrued interest  of $3,690,000 and
     $3,906,000 in 1997 and 1998, respectively       7,290,000        7,506,000
Deferred rent from New Claridge                     31,022,000       24,086,000
Intangibles, net of accumulated amortization of
     $3,727,000 and $3,770,000 in 1997 and
     1998, respectively                                 78,000           35,000
                                                   -----------      ------------
                                                  $118,244,000      109,269,000
                                                  ============      ============
            Liabilities and Partners' Capital Accounts

Current liabilities:
     Accounts payable                             $  1,391,000        1,268,000
     Accrued interest due New Claridge                 948,000          843,000
     Current portion of long-term debt due
          principally to New Claridge               18,615,000       10,552,000
                                                    ----------       -----------
              Total current liabilities             20,954,000       12,663,000

Long-term debt due principally to New Claridge,
     including accrued interest of $20,000,000
     in 1997 and 1998                               75,465,000       76,068,000
                                                    ----------       -----------
              Total liabilities                     96,419,000       88,731,000
                                                    ----------       -----------
Partners' capital accounts (deficit):
     New general partners                              134,000          121,000
     Former general partners                           191,000          183,000
     Special limited partners                         (158,000)        (171,000)
     Investor limited partners                      21,658,000       20,405,000
                                                    ----------       -----------
         Total partners' capital accounts (deficit) 21,825,000       20,538,000

Commitments and contingencies
                                                  ------------      ------------
                                                  $118,244,000      109,269,000
                                                  ============      ===========

                See accompanying notes to financial statements.

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                            Statements of Operations
                                   (Unaudited)


                                                                  Three Months Ended                     Six Months Ended
                                                                       June 30,                              June 30,
                                                               1997              1998                1997              1998
                                                               ----              ----                ----              ----
Revenues:
     Rent from New Claridge for
         the lease of Hotel Assets                        $    9,398,000        6,405,000           19,429,000        13,668,000
     Interest from New Claridge                                  108,000          108,000              216,000           216,000
     Interest from Special Limited Partners                        9,000            9,000               18,000            18,000
     Investment                                                    6,000           12,000               18,000            22,000
     Other                                                           -              1,000                2,000             1,000
                                                               ---------        ---------           ----------        ----------
                                                               9,521,000        6,535,000           19,683,000        13,925,000
                                                               ---------        ---------           ----------        ----------
Expenses:
     Cost of maintaining and repairing
         Hotel Assets, paid to New Claridge                    2,853,000        2,958,000            5,649,000         5,843,000
     Interest, principally on mortgages to
         New Claridge                                          3,627,000        3,079,000            7,373,000         6,295,000
     General and administrative                                  201,000          178,000              371,000           294,000
     General Partners' management fee                             32,000           32,000               65,000            65,000
     Depreciation and amortization                             1,374,000        1,353,000            2,782,000         2,715,000
                                                               ---------        ---------           ----------        ----------
                                                               8,087,000        7,600,000           16,240,000        15,212,000
                                                               ---------        ---------           ----------        ----------

Net income (loss)                                         $    1,434,000       (1,065,000)           3,443,000        (1,287,000)
                                                               =========       ===========           =========        ===========


Net income (loss) per limited partnership unit
(450 units outstanding
      at the end of each period)                          $        3,136           (2,329)               7,529            (2,813)
                                                           =============        ==========           =========         ==========



                See accompanying notes to financial statements.


                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

               Statements of Partners' Capital Accounts (Deficit)

                      For the Year Ended December 31, 1997
                     and the Six Months Ended June 30, 1998

                                                          Class A       Class B        Class A           Class B           Total
                               New         Former         Special       Special       Investor          Investor         Partners'
                             General       General        Limited       Limited        Limited           Limited          Capital
                            Partners      Partners       Partners      Partners        Partners          Partners        Accounts


Partners' Capital
Accounts (Deficit),
December 31, 1996            105,000       173,000        (12,000)     (175,000)       4,593,000       14,204,000       18,888,000

Net income                    29,000        18,000          2,000        27,000          702,000        2,159,000        2,937,000
                             -------       -------        --------      --------        --------       ----------       -----------
Partners' Capital
Accounts (Deficit),
December 31, 1997            134,000       191,000        (10,000)     (148,000)       5,295,000       16,363,000       21,825,000

Net loss
(unaudited)                  (13,000)       (8,000)        (1,000)      (12,000)        (307,000)       (946,000)       (1,287,000)
                             --------      --------       --------     ---------       ----------      ----------      ------------
Partners' Capital
Accounts (Deficit),
June 30, 1998
(unaudited)               $  121,000       183,000        (11,000)     (160,000)       4,988,000      15,417,000        20,538,000
                           =========       =======        =======      =========       =========      ==========        ==========



                See accompanying notes to financial statements.


                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                            Statements of Cash Flows
                                   (Unaudited)
                 For the Six Months Ended June 30, 1997 and 1998

                                                                                                 1997                1998
                                                                                                 ----                ----
Cash flows from operating activities:
     Net income (loss)                                                                    $    3,443,000         (1,287,000)
         Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization                                                    2,782,000          2,714,000
              Accretion of discount on mortgage note                                             845,000            972,000
              Decrease in deferred rent from New Claridge                                        650,000          6,936,000
              Deferred interest on receivable from New Claridge                                 (216,000)          (216,000)
              Change in current assets and liabilities:
               Decrease in rent due from New Claridge,
                  interest receivable from partners,
                  prepaid expenses and other assets                                               30,000            249,000
               Decrease in accounts payable and
                  accrued interest due New Claridge                                             (182,000)          (228,000)
                                                                                               ---------          ---------

                  Net cash provided by operating activities                                    7,352,000          9,140,000
                                                                                               ---------          ---------
Cash flows from investing activities:
     Purchase of Hotel Assets                                                                   (44,000)           (430,000)
                                                                                                --------          ---------
Cash flows from financing activities:
     Proceeds of borrowings from New Claridge                                                   101,000             654,000
     Principal payments of debt, principally to New Claridge                                 (8,533,000)         (9,086,000)
                                                                                              -----------        -----------

               Net cash used in financing activities                                         (8,432,000)         (8,432,000)
                                                                                             ----------          -----------
Net increase (decrease) in cash and cash equivalents                                         (1,124,000)            278,000
Cash and cash equivalents, beginning of period                                                1,446,000             552,000
                                                                                             ----------          -----------

Cash and cash equivalents, end of period                                                       322,000              830,000
                                                                                             =========           ===========

Supplemental cash flow information:
     Interest paid                                                                          $7,082,000            6,043,000
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

          As discussed in the Claridge's Annual Report on Form 10-K for the year ended December 31, 1996, the Corporation experienced recurring losses and serious deterioration in its cash flow in 1996. Since the Corporation did not have substantial cash reserves or access to a line of credit, the Corporation needed to experience a significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the $85 million of First Mortgage Notes. Operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives. Although management of the Corporation believes that operating results will continue to improve over 1996 levels, no assurances as to the continuation of this improvement can be given. Management of New Claridge will continue to conserve cash through various cost containment measures, including limiting capital expenditures in 1998 to approximately $1.5 million. Given the various improvements made to the property in recent years, including the casino expansion in 1994 and the construction of the self-parking garage, the current condition of the property is such that the above-mentioned level of capital expenditures is deemed adequate. Management of New Claridge will also consider various refinancing efforts, including a sale of the Corporation. In addition, New Claridge has retained the law firm of Zelle and Larson LLP of Minneapolis, Minnesota to assist in the recovery of certain expenses incurred in reopening the self-parking garage and potential lost profit claims as a result of the accident which occurred in the self-parking garage on July 10, 1996. On July 22, 1997, New Claridge filed a Complaint and Demand for Arbitration in the amount of $10 million against the general contractor and the architect for the self-parking garage. Arbitration proceedings commenced in April 1998, and are expected to continue into the fourth quarter of 1998. Recovery of these claims would have a positive impact on New Claridge's financial results and liquidity. However, there is no assurance that the Corporation will be successful in realizing any recovery.

          The Corporation had a net loss of $2,040,000 for the six months ended June 30, 1998, compared to a net loss of $3,540,000 for the same period in 1997. The decrease in net loss is due primarily to a decrease in rent expense to the Partnership. Rent expense to the Partnership in the first half of 1998 decreased due to the abatement of rent pursuant to the March 1, 1997 amendments to the Operating Lease and Expansion Operating Lease. Prior to these amendments, lease expense (including the effect of the $38.8 million of rent abatements provided in accordance with the 1989 Restructuring Agreement) was recognized on a leveled basis over the initial lease term ending September 30, 1998. Since the amount of abatements permitted in accordance with the March 1, 1997 amendments will vary depending on the Partnership's cash flow, the actual amount abated on a monthly basis is recorded as a reduction to lease expense. For the six months ended June 30, 1998, the reduction to lease expense resulting from the abatement of rent was approximately $6 million compared to approximately $3.7 million for the same period in 1997.

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

(3)       Contingencies

          The 1989 Restructuring Agreement provided for Del Webb Corporation ("Webb") to retain an interest, which was assigned to a trustee for the benefit of the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds
          ultimately   recovered  from  the   operations   and/or  the  sale  or
          refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded by the Corporation since the likelihood of paying such amount is not considered probable at this time. As of June 30, 1998, accrued interest would have amounted to approximately $62 million.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three-Month and Six-Month Periods Ended June 30, 1998 as Compared to the Three-Month and Six-Month Periods Ended June 30, 1997

Rental income for the three months ended June 30, 1998 decreased $2,993,000 as compared to the three months ended June 30, 1997, and $5,761,000 for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. These decreases are primarily due to the abatement of rent pursuant to the March 1, 1997 amendments to the Operating Lease and Expansion Operating Lease. Prior to these amendments, rental income (including the effect of the $38.8 million of rent abatements provided in accordance with the 1989 Restructuring Agreement) was recognized on a leveled basis over the initial lease term ending September 30, 1998. Since the amount of abatements permitted in accordance with the March 1997 amendments will vary depending on the Partnership's cash flow, the actual amount abated on a monthly basis is recorded as a reduction of rental income. For the three- and six-month periods ended June 30, 1998 the reduction to rental income resulting from the abatement of rent was approximately $3,453,000 and $5,966,000, respectively, compared to $2,485,000 and $3,715,000 for the same periods in 1997. In addition to the basic rent, New Claridge pays as additional rent, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements ("FF&E"). During 1997, FF&E note principal and interest payments were significantly higher than in 1998 resulting in decreased additional rents in 1998.

For the three- and six-month periods ended June 30, 1998, interest expense decreased $548,000 and $1,078,000, respectively, as compared to the same periods ended June 30, 1997. These decreases are due to principal payments made during 1997 and 1998 that reduced the average outstanding balance of the wraparound and expansion mortgages.

General and administrative expenses for the three months ended June 30, 1998 decreased $23,000 as compared to the three months ended June 30, 1997 and $77,000 for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Professional fees during 1997 were significant due to the Corporation's attempted reorganization last year, resulting in reduced fees in 1998. Also, insurance expense decreased due to a decrease in the insurance premium.

Liquidity and Capital Resources

The ability of the Partnership to continue to fulfill its obligations is dependent upon the ability of New Claridge to continue to make rental payments when due. Current lease payments from New Claridge, as recently amended, are sufficient to pay the Partnership's debt service and operating expenses. As part of the 1989 Restructuring Agreement, rental payments in excess of monthly cash flow requirements were deferred or abated so that excess cash did not accumulate in the Partnership. The 1997 restructuring continues this deferral or abatement of excess cash flow through 1998 and thereafter. At the Closing of the 1989 restructuring the Partnership loaned New Claridge $3.6 million. The note, including interest, along with those rentals deferred under the amendment to the operating leases, are to be repaid to the Partnership upon (i) the sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. The deferral of $1.3 million of rental obligation as part of the 1997 restructuring leaves the Partnership with minimal liquidity.

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

The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1,300,000 of basic rent on March 1, 1997, and provides for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary to meet the Partnership's cash requirements through December 31, 1998 (determined without regard to the repayment of the deferred rent). The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership in monthly installments of $25,000 for the period April 1, 1997 through December 31, 1997, and monthly installments of $50,000 for the year 1998 and thereafter until paid in full (subject to acceleration under certain circumstances). For the years 1999 through 2003, additional abatements of basic rent are to be made to provide the Partnership with the amount needed to meet the Partnership's cash requirements plus an additional amount ($83,333 per month in 1999 and 2000, $125,000 per month in 2001, and $166,667 per month in 2002 and
2003). All abatements of rent in excess of the $38.8 million which were allowed in accordance with the 1989 restructuring will be recognized as a reduction of rental income as it is abated. During the six months ended June 30, 1998, rents abated amounted to approximately $6 million.

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

The Partnership had a working capital deficiency of $10,827,000 as of June 30, 1998 and $19,147,000 as of December 31, 1997. The working capital deficiency primarily results from the consummation of the 1989 Restructuring Agreement as well as the 1997 restructuring. As part of the 1989 restructuring, the Partnership's cash flow was reduced to an amount no greater than what the Partnership needs to pay Partnership expenses, including debt service. Such concept was continued through 1998 in the 1997 restructuring. Thus, so long as the Claridge is financially viable and continues to make all payments under the operating leases, the Partnership expects to be able to pay its current liabilities.



                                     PART II

Item 6.         Exhibits and reports on Form 8-K

                (a)  Not applicable.
                (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Atlantic City Boardwalk Associates, L.P.
                                                 Registrant





Date   August 14, 1998              /s/  Anthony C. Atchley
                         by   Anthony C. Atchley, General Partner


Date   August 14, 1998             /s/  Gerald C. Heetland
                         by   Gerald C. Heetland, General Partner


Date   August 14, 1998            /s/  Anthony C. Atchley
                         by   AC Boardwalk Partners Corporation, General Partner
                         by   Anthony C. Atchley, President