Form 10-Q
period 1998-09-30
ATLANTIC CITY BOARDWALK ASSOCIATES LP
filed 1998-11-16
CIK 730408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended      September 30, 1998

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from               to

                         Commission file number 33-27399




                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              New Jersey                                   22-2469174
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)


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

                                      INDEX


PART I              FINANCIAL INFORMATION                              Page No.

      Item 1.       Financial Statements

                    Introductory Note to Financial Statements               2

                    Balance   Sheets  as  of  December  31,  1997  and
                    September 30, 1998                                      3

                    Statements of Operations For the Three-Month and Nine-Month Periods Ended September 30, 1997 and
                    1998                                                    4

                    Statements   of   Partners'    Capital    Accounts
                    (Deficit)  For the Year Ended  December  31,  1997
                    and the Nine Months Ended September 30, 1998            5

                    Statements  of  Cash  Flows  For the  Nine  Months
                    Ended September 30, 1997 and 1998                       6

                    Notes to Financial Statements                         7 - 9

      Item 2.       Management's    Discussion    and    Analysis   of
                    Financial Condition and Results of Operations         10 -12



PART II                      OTHER INFORMATION

      Items 1-5     No information is provided as the answers to
                    Items 1 through 5 are inapplicable.

      Item 6.       Exhibits and reports on Form 8-K                      12

                                     PART I

Item 1.   Financial Statements

Introductory Note to Financial Statements

The accompanying financial statements have been prepared by Atlantic City Boardwalk Associates, L.P. ("Partnership") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of September 30, 1998, and the results of operations for the three and nine months ended September 30, 1997 and 1998, and cash flows for the nine months ended September 30, 1997 and 1998.

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


                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                 Balance Sheets
                    December 31, 1997 and September 30, 1998


                                                                                                                   (Unaudited)
               Assets                                                                            1997                  1998
               ------                                                                            -----             ----------

Current assets:
     Cash and cash equivalents                                                                $   552,000          1,036,000
     Rent due from New Claridge                                                                   810,000            793,000
     Interest receivable from partners                                                             41,000             66,000
     Prepaid expenses                                                                             254,000            252,000
      Other assets                                                                                150,000            219,000
                                                                                                ---------          ---------
              Total current assets                                                              1,807,000          2,366,000
                                                                                                ---------          ---------

Hotel Assets                                                                                  183,707,000        184,218,000
Less:  Accumulated depreciation and amortization                                             (105,660,000)      (109,641,000)
                                                                                              -----------        -----------
              Net Hotel Assets                                                                 78,047,000         74,577,000
                                                                                              -----------        -----------

Note receivable from New Claridge, including accrued interest  of
     $3,690,000 and $4,014,000 in 1997 and 1998, respectively                                   7,290,000          7,614,000
Deferred rent from New Claridge                                                                31,022,000         20,619,000
Intangibles, net of accumulated amortization of
     $3,727,000 and $3,792,000 in 1997 and 1998, respectively                                      78,000             13,000
                                                                                              -----------        -----------

                                                                                            $ 118,244,000        105,189,000
                                                                                              ===========        ===========
               Liabilities and Partners' Capital Accounts

Current liabilities:
     Accounts payable                                                                         $ 1,391,000          1,394,000
     Accrued interest due New Claridge                                                            948,000            786,000
     Current portion of long-term debt due principally to New Claridge                         18,615,000          6,299,000
                                                                                               ----------         ----------
              Total current liabilities                                                        20,954,000          8,479,000

Long-term debt due principally to New Claridge, including
      accrued interest of $20,000,000 in 1997 and 1998                                          75,465,000         75,939,000
                                                                                               ----------         ----------

              Total liabilities                                                                96,419,000         84,418,000
                                                                                               ----------         ----------

Partners' capital accounts (deficit):
     New general partners                                                                         134,000            123,000
     Former general partners                                                                      191,000            185,000
     Special limited partners                                                                   (158,000)          (149,000)
     Investor limited partners                                                                 21,658,000         20,612,000
                                                                                               ----------         ----------

         Total partners' capital accounts (deficit)                                            21,825,000         20,771,000

Commitments and contingencies
                                                                                              -----------        -----------
                                                                                            $ 118,244,000        105,189,000
                                                                                              ===========        ===========

                See accompanying notes to financial statements.





                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                            Statements of Operations
                                   (Unaudited)


                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30,                         September 30,
                                                               ------------------------              -------------------------
                                                                  1997              1998                1997              1998
                                                                  ----              ----                ----              ----

Revenues:
     Rent from New Claridge for
         the lease of Hotel Assets                        $    7,406,000        7,425,000           26,835,000        21,093,000
     Interest from New Claridge                                  108,000          108,000              324,000           324,000
     Interest from Special Limited Partners                        9,000            9,000               27,000            27,000
     Investment                                                    7,000           14,000               25,000            36,000
     Other                                                           -                 -                 2,000             1,000
                                                              ----------        ---------           ----------        ----------

                                                               7,530,000        7,556,000           27,213,000        21,481,000
                                                               ---------        ---------           ----------        ----------

Expenses:
     Cost of maintaining and repairing
         Hotel Assets, paid to New Claridge                    2,960,000        2,934,000            8,609,000         8,777,000
     Interest, principally on mortgages to
         New Claridge                                          3,506,000        2,944,000           10,879,000         9,239,000
     General and administrative                                  120,000          101,000              491,000           395,000
     General Partners' management fee                             33,000           33,000               98,000            98,000
     Depreciation and amortization                             1,361,000        1,331,000            4,143,000         4,046,000
                                                               ---------        ---------          -----------       -----------

                                                               7,980,000        7,343,000           24,220,000        22,555,000
                                                               ---------        ---------          -----------       -----------


Net income (loss)                                         $     (450,000)         213,000            2,993,000        (1,074,000)
                                                              ===========       =========           ==========        ===========


Net income (loss) per limited partnership unit
 (450 units outstanding at the end of each period)        $         (985)             464                6,544            (2,349)
                                                              ===========       =========           ==========        ===========




                See accompanying notes to financial statements.



                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

               Statements of Partners' Capital Accounts (Deficit)

                      For the Year Ended December 31, 1997
                  and the Nine Months Ended September 30, 1998


                                                           Class A       Class B        Class A         Class B           Total
                                New         Former         Special       Special        Investor        Investor         Partners'
                              General       General        Limited       Limited        Limited         Limited          Capital
                             Partners      Partners       Partners      Partners        Partners        Partners         Accounts
                             --------      --------       --------      --------        --------        --------         --------


Partners' Capital
Accounts (Deficit),
December 31, 1996         $   105,000       173,000        (12,000)     (175,000)       4,593,000      14,204,000       18,888,000

Net income                     29,000        18,000          2,000        27,000          702,000       2,159,000        2,937,000
                           ----------     ---------      ---------    ----------       ----------    ------------      -----------

Partners' Capital
Accounts (Deficit),
December 31, 1997             134,000       191,000        (10,000)     (148,000)       5,295,000      16,363,000       21,825,000

Capital contributions
(unaudited)                     -             -              -            20,000           -                 -              20,000

Net loss
(unaudited)                  (11,000)        (6,000)        (1,000)      (10,000)        (257,000)       (789,000)      (1,074,000)
                         ------------    -----------       --------    ----------       ----------    ------------      -----------

Partners' Capital
Accounts (Deficit),
September 30, 1998
(unaudited)                $  123,000       185,000         (11,000)      (138,000)     5,038,000       15,574,000      20,771,000
                              =======     ==========        ========        =======     =========     ============     ===========



                See accompanying notes to financial statements.


                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                            Statements of Cash Flows
                                   (Unaudited)
              For the Nine Months Ended September 30, 1997 and 1998

                                                                                                  1997                1998
                                                                                               ----------          ----------
Cash flows from operating activities:
     Net income (loss)                                                                         $2,993,000         (1,074,000)
         Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
              Depreciation and amortization                                                     4,143,000          4,046,000
              Accretion of discount on mortgage note                                            1,291,000          1,484,000
              Loss on disposal of assets                                                            2,000                  -
              Decrease in deferred rent from New Claridge                                       3,717,000         10,403,000
              Deferred interest on receivable from New Claridge                                  (324,000)          (324,000)
              Change in current assets and liabilities:
               (Increase) in rent due from New Claridge,
                  interest receivable from partners,
                  prepaid expenses and other assets                                              (126,000)           (75,000)
               (Decrease) in accounts payable and
                  accrued interest due New Claridge                                              (137,000)          (159,000)
                                                                                               ----------         -----------

                  Net cash provided by operating activities                                    11,559,000         14,301,000
                                                                                               ----------         ----------

Cash flows from investing activities:
     Purchase of Hotel Assets                                                                    (60,000)           (444,000)
                                                                                               ----------         ----------

Cash flows from financing activities:
     Capital contributions                                                                           -                20,000
     Proceeds of borrowings from New Claridge                                                    149,000             777,000
     Principal payments of debt, principally to New Claridge                                 (12,559,000)        (14,170,000)
                                                                                             -----------        -----------

               Net cash used in financing activities                                         (12,410,000)        (13,373,000)
                                                                                             -----------         -----------

Net (decrease) increase in cash and cash equivalents                                            (911,000)            484,000
Cash and cash equivalents, beginning of period                                                 1,446,000             552,000
                                                                                              ----------         -----------

Cash and cash equivalents, end of period                                                        $535,000           1,036,000
                                                                                              ==========         ===========

Supplemental cash flow information:
     Interest paid                                                                           $10,416,000           8,839,000
                                                                                              ==========         ===========

Supplemental noncash investing and financing activities:
     Capital lease obligation incurred to acquire Hotel Assets                               $      -                 67,000
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

(2)       Financial Condition of the Partnership and New Claridge

          The ability of the Partnership to fulfill its obligations is dependent upon the ability of New Claridge to pay rental payments when due. Accordingly, the financial stability of the Partnership is dependent upon the financial condition of New Claridge. The following
          information   with   respect  to  New   Claridge  is  taken  from  the
          Corporation's filings on Forms 10-K and 10-Q as filed with the Securities and Exchange Commission.

          The Corporation experienced recurring losses and serious deterioration in its cash flow in 1996. Since the Corporation did not have substantial cash reserves or access to a line of credit, the Corporation needed to experience a significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the $85 million of First Mortgage Notes. Operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives. However, operating results for the first nine months of 1998 were below 1997 levels due to increased competition for casino customers. New Claridge has redirected its bus program to reduce the number of customers who arrive by bus and, thereby, related costs. Marketing efforts are being directed toward the mid-level slot customer through the use of promotions and advertising. Additionally, management continues to conserve cash through various cost containment measures, including limiting capital expenditures in 1998 to approximately $1.5 million. Management will also consider various refinancing efforts, including a sale of the Corporation.

          In view of the operating results of New Claridge, and in order to meet its obligations, the Corporation is taking steps to enhance its cash position through both operational changes and certain transactions with PDS Financial Corporation ("PDS") and the New Jersey Casino Reinvestment Development Authority ("CRDA"), as further discussed below. No assurances can be given that these efforts will be successful.

          In December 1997, New Claridge obtained a commitment from PDS for a $1.8 million sale lease-back facility (the "Facility"). Under the terms of the Facility, New Claridge may sell certain of its slot machines to PDS under a sale lease-back arrangement, for a specified amount per slot machine for up to $1.8 million. In February 1998, New Claridge sold 370 slot machines to PDS for approximately $1 million under this Facility. The machines have been leased back to New Claridge under an operating lease arrangement for two years. After two years, New Claridge has an option to either purchase the machines, renew the lease arrangement for twelve months, or return the equipment to PDS. On September 15, 1998 New Claridge initiated the sale of an additional 379 slot machines to PDS for approximately $775,000. These machines will also be leased back to New Claridge under an operating lease arrangement for two years with terms similar to those described above. This transaction is expected to be completed in early November 1998. Once completed, no additional financing will be available under the Facility.

         On October 22, 1998, the CRDA approved the direct investment of New Claridge funds, already on deposit with the CRDA, and the completion of certain donations of New Claridge funds also already on deposit. These transactions are expected to result in New Claridge receiving approximately $925,000 from the CRDA prior to December 31, 1998.

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

         The Corporation had a net loss of $4,039,000 for the nine months ended September 30, 1998, compared to a net loss of $2,192,000 for the same period in 1997. The increase in net loss is due primarily to increased marketing costs related to the initiatives to increase table games business, as well as higher payroll costs, higher costs of providing promotional allowances, and higher equipment rental costs as a result of the limited capital expenditure funding available.

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

(3)       Contingencies

          The 1989 Restructuring Agreement provided for Del Webb Corporation ("Webb") to retain an interest, which was assigned to a trustee for the benefit of the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds
          ultimately   recovered  from  the   operations   and/or  the  sale  or
          refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded by the Corporation since the likelihood of paying such amount is not considered probable at this time. As of September 30, 1998, accrued interest would have amounted to approximately $65.1 million.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 1998 as Compared to the Three-Month and Nine-Month Periods Ended September 30, 1997

Rental income for the three months ended September 30, 1998 increased $19,000 as compared to the three months ended September 30, 1997, and decreased $5,742,000 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease is primarily due to the abatement of rent pursuant to the March 1, 1997 amendments to the Operating Lease and Expansion Operating Lease. Prior to these amendments, rental income (including the effect of the $38.8 million of rent abatements provided in accordance with the 1989 Restructuring Agreement) was recognized on a leveled basis over the initial lease term ending September 30, 1998. Since the amount of abatements permitted in accordance with the March 1997 amendments will vary depending on the Partnership's cash flow, the actual amount abated on a monthly basis is recorded as a reduction of rental income. For the three- and nine-month periods ended September 30, 1998 the reduction to rental income resulting from the abatement of rent was approximately $2,848,000 and $8,814,000, respectively, compared to $2,518,000 and $6,232,000 for the same periods in 1997. Also, during 1997, approximately $3,102,000 in deferred rent was recognized as rental income. This did not occur in 1998, resulting in reduced rents when compared to 1997.

For the three- and nine-month periods ended September 30, 1998, interest expense decreased $562,000 and $1,640,000, respectively, as compared to the same periods ended September 30, 1997. These decreases are due to principal payments made during 1997 and 1998 that reduced the average outstanding balance of the wraparound and expansion mortgages.

General and administrative expenses for the three months ended September 30, 1998 decreased $19,000 as compared to the three months ended September 30, 1997 and $96,000 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Professional fees during 1997 were significant due to the Corporation's attempted reorganization last year, resulting in reduced fees in 1998. Also, insurance expense decreased due to a decrease in the insurance premium.

Liquidity and Capital Resources

The ability of the Partnership to continue to fulfill its obligations is dependent upon the ability of New Claridge to continue to make rental payments when due. Current lease payments from New Claridge, as recently amended (see below), are not sufficient to pay the Partnership's debt service and operating expenses for the three months ended December 31, 1998. As a result, New Claridge will pay, as additional rent, the amount necessary to meet the operating needs of the Partnership. After December 31, 1998, current lease payments from New Claridge will be sufficient to pay the Partnership's debt service and operating expenses.

As part of the 1989 Restructuring Agreement, rental payments in excess of monthly cash flow requirements were deferred or abated so that excess cash did not accumulate in the Partnership. The 1997 restructuring continues this deferral or abatement of excess cash flow through 1998 and thereafter. At the Closing of the 1989 restructuring the Partnership loaned New Claridge $3.6 million. The note, including interest, along with those rentals deferred under the amendment to the operating leases, is to be repaid to the Partnership upon
(i) the sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. The deferral of $1.3 million of rental obligation as part of the 1997 restructuring leaves the Partnership with minimal liquidity.

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

The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1,300,000 of basic rent on March 1, 1997, and provides for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary to meet the Partnership's cash requirements through December 31, 1998 (determined without regard to the repayment of the deferred rent). The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership in monthly installments of $25,000 for the period April 1, 1997 through December 31, 1997, and monthly installments of $50,000 for the year 1998 and thereafter until paid in full (subject to acceleration under certain circumstances). For the years 1999 through 2003, additional abatements of basic rent are to be made to provide the Partnership with the amount needed to meet the Partnership's cash requirements plus an additional amount ($83,333 per month in 1999 and 2000, $125,000 per month in 2001, and $166,667 per month in 2002 and
2003). All abatements of rent in excess of the $38.8 million which were allowed in accordance with the 1989 and 1997 restructuring will be recognized as a reduction of rental income as it is abated. During the nine months ended September 30, 1998, rents abated amounted to approximately $8,814,000.

In addition, under the March 1, 1997 restructuring agreement between the Corporation, New Claridge and the Partnership, New Claridge agreed to exercise the first of three ten-year renewal options extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008. Basic rent during the renewal term of the Operating Lease will be calculated pursuant to a formula with annual basic rent not to be more than $29.5 million or less than $24 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. Basic rent during the renewal term of the Expansion Operating Lease will also be calculated pursuant to a formula with annual basic rent not to be more than $3 million or less than $2.5 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. As calculated pursuant to the defined formulas, basic rent for the twelve months commencing October 1, 1998 will be $24 million under the Operating Lease, and $2.5 million under the Expansion Operating Lease.

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

During 1988, Oppenheimer Holdings, Inc. and officers and employees of affiliated Oppenheimer & Co., Inc. ("Special Limited Partners") committed to contribute $400,000 by issuing 9% notes maturing September 30, 1998. As of September 30, 1998, $20,000 had been collected on these notes and recorded as a capital contribution made by these Special Limited Partners. As of November 10, 1998, approximately $320,000 has been collected on these notes.

The Partnership had a working capital deficiency of $6,113,000 as of September 30, 1998 and $19,147,000 as of December 31, 1997. The working capital deficiency primarily results from the consummation of the 1989 Restructuring Agreement as well as the 1997 restructuring. As part of the 1989 restructuring, the Partnership's cash flow was reduced to an amount no greater than what the Partnership needs to pay Partnership expenses, including debt service. Such concept was continued through 1998 in the 1997 restructuring. Thus, so long as the Claridge is financially viable and continues to make all payments under the operating leases, the Partnership expects to be able to pay its current liabilities.

Year 2000

The Partnership is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Partnership has assessed its office hardware and software and found them to be year 2000 compliant. The Partnership's Hotel Assets are maintained at the Claridge. The Claridge has also addressed these issues as discussed in the Corporation's filing on Form 10-Q as filed with the Securites and Exchange Commission. If their planned modifications are not completed timely, the year 2000 problem could have a material impact on the Corporation's and the Partnership's ability to conduct business.


                                     PART II

Item 6.         Exhibits and reports on Form 8-K

                (a)  Not applicable.
                (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Atlantic City Boardwalk Associates, L.P.
                                                 Registrant





Date   November 13, 1998                      /s/  Anthony C. Atchley
       -----------------                      ----------------------------------
                                         by   Anthony C. Atchley, General
                                                  Partner


Date   November 13, 1998                      /s/  Gerald C. Heetland
       -----------------                      ----------------------------------
                                         by   Gerald C. Heetland, General
                                                  Partner


Date   November 13, 1998                       /s/  Anthony C. Atchley
       -----------------                       ---------------------------------
                                          by  AC Boardwalk Partners Corporation,
                                                 General Partner
                                          by  Anthony C. Atchley, President