Form 10-K
period 1998-12-31
ATLANTIC CITY BOARDWALK ASSOCIATES LP
filed 1999-03-31
CIK 730408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

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

     Registrant's Partnership Units outstanding on December 31, 1998 was 450 units.

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

Relationship with the Claridge

Substantially all of the revenues of the Partnership are derived from leases with New Claridge. Accordingly, the ability of the Partnership to fulfill its obligations is dependent upon the ability of New Claridge to pay rental payments when due. The financial stability of the Partnership is therefore dependent upon the financial condition of New Claridge. The following discussions entitled "Current Developments at New Claridge," "Current Financial Situation of The
Claridge Hotel and Casino Corporation" and the discussion concerning New Claridge in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are taken from the Annual Report on Form 10-K of the Corporation, and the Partnership disclaims any responsibility for the content thereof, except for the information also included in Item 8, "Financial Statements and Supplementary Data." While the Partnership was formed to own and to lease to the Corporation and its affiliates, certain real estate and related assets, the Partnership is separate and distinct from the Corporation. Any person or entity seeking information regarding the Corporation or its debt or equity securities should review the reports, statements and other information filed by the Corporation with the Securities and Exchange Commission, and should not rely upon the Partnership's discussion of the Corporation.

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

The net proceeds of the Notes, totaling $82.2 million net of fees and expenses, were used as follows: (i) to repay in full on January 31, 1994, the Corporation's then outstanding debt under the Revolving Credit and Term Loan Agreement ("Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by a first mortgage; (ii) to expand New Claridge's casino capacity by 12,000 square feet in 1994, including the addition of approximately 500 slot machines and the relocation of two restaurants and their related kitchens; (iii) to purchase property in 1995 and construct on that property a self-parking garage, which opened in mid-1996; and (iv) to acquire the Contingent Payment Option (described below). With the completion of the construction of the self-parking garage, the proceeds of the offering of the Notes had largely been expended.

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

     The Corporation has experienced recurring losses and serious deterioration in its cash flow since 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation needed to experience significant improvements in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives. However, operating results in 1998 fell below 1997 levels due to increased competition for casino customers. In 1998, the Corporation experienced a net loss of $9.4 million, compared to a net loss of $6.0 million in 1997. In the fall of 1998, New Claridge redirected its bus program to reduce the number of customers who arrive by bus, and, thereby, related costs. Total coin issued to bus passengers in 1998 was $13.5 million, compared to $15.0 million of coin issued to bus passengers in 1997. Marketing efforts are being directed toward the mid-level slot customer through the use of promotions and advertising. Additionally, management continues to conserve cash through various cost containment measures. Management will also consider various refinancing alternatives, including a sale of the Corporation, or a restructuring of its financial obligations.

     In view of the operating results of New Claridge in 1998, and in order to meet its obligations, management of the Corporation took several steps to enhance its cash position, through both operational changes, including the previously mentioned redirection of the bus program, and certain transactions with PDS Financial Corporation ("PDS") and the New Jersey Casino Reinvestment Development Authority ("CRDA"), as further discussed below.

     In December 1997, New Claridge obtained a commitment from PDS for a sale lease-back facility ("Facility"). Under the terms of the Facility, New Claridge could sell certain of its slot machines to PDS under a sale lease-back arrangement, for a specified amount per slot machine, for up to $1.8 million. In February 1998, New Claridge sold 370 slot machines to PDS for approximately $1 million under this Facility. The machines will be leased back to New Claridge under an operating lease arrangement for two years. After two years, New Claridge has an option to either purchase the machines, renew the lease arrangement for twelve months, or return the equipment to PDS. In December 1998, New Claridge completed the sale of an additional 379 slot machines to PDS for approximately $776,000, under terms similar to those described above. No additional financing is available under this Facility.

     In October 1998, the CRDA approved the direct investment of New Claridge funds, already on deposit with the CRDA, and the completion of certain donations of New Claridge funds also already on deposit. These transactions resulted in the receipt by New Claridge of approximately $930,000 from the CRDA in December 1998.

     In addition, in February 1999, the Corporation and New Claridge agreed to a settlement of approximately $2.3 million in the arbitration proceedings concerning the accident which took place in New Claridge's self-parking garage in July 1996. The settlement proceeds were received by New Claridge in late February 1999.

     As a result of these transactions, on March 2, 1999, New Claridge was able to pay the interest due on the Notes on February 1, 1999, under the 30-day grace period allowed in accordance with the terms of the indenture governing the Notes.

Certain Agreements between the Partnership, the Corporation and New Claridge

The  current   relationships  and  agreements   between  the  Partnership,   the
Corporation and New Claridge are described below:

     Property Ownership and Related Leases and Mortgage

     The Casino Assets are owned by New Claridge. In addition, the new self-parking garage and the land on which it is located are owned by New Claridge. The Hotel Assets, the underlying land and air rights are owned by the Partnership and leased by the Partnership to New Claridge. The lease obligations are set forth in an operating lease ("Operating Lease"), originally entered into on October 31, 1983, and an expansion operating lease ("Expansion Operating Lease"), covering additions to the Claridge made in 1986. The initial terms of both leases expired on September 30, 1998; each lease provides for three ten-year renewal options at the election of New Claridge. In connection with the March 1, 1997 restructuring agreement (discussed below), New Claridge agreed to exercise the first of the ten-year renewal options, extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008.

     Operating Lease and Expansion Operating Lease

     Basic rent during the renewal term of each lease is calculated pursuant to a defined formula, with such rent for the lease year commencing October 1, 1998 through September 30, 1999 not to be more than $29.5 million nor less than $24 million for the Operating Lease, and not to be more than $3 million nor less than $2.5 million for the Expansion Operating Lease. In addition, in each subsequent year, rent will be calculated pursuant to a defined formula, but may not exceed 10% more than the basic rent for the immediately preceding lease year. Basic rent, as calculated pursuant to the defined formula, for the lease year commencing October 1, 1998, will be $24 million for the Operating Lease and $2.5 million for the Expansion Operating Lease.

     New Claridge is also required to pay, as additional rent, certain taxes, insurance and other charges relating to the occupancy of the land and Hotel Assets, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements (collectively, "FF&E Replacements") and certain general and administrative costs of the Partnership. The Partnership is required during the entire term of the Operating Lease, and any subsequent renewal terms, to provide New Claridge with FF&E Replacements and to provide facility maintenance and engineering services to New Claridge. New Claridge is obligated to lend the Partnership any amounts necessary to fund the cost of FF&E Replacements, and if the Partnership's cash flow, after allowance for certain distributions, is insufficient to provide the facility maintenance and engineering services required of it, New Claridge is also required to lend the Partnership such necessary funds (collectively, "FF&E Notes"). The FF&E Notes are secured under the Expandable Wraparound Mortgage (see discussion below), and are payable as follows. Generally, one half of the principal is due in 48 months and the remainder is due 60 months from the issue date of the individual notes, with the following exception. As required by the offering of $85 million of Notes on January 31, 1994, $8 million was used to finance internal improvements at the Claridge. In connection therewith, the Expandable Wraparound Mortgage as well as the Operating Lease and the Expansion Operating Lease were amended to provide that the $8 million principal on these additional FF&E Notes will be payable at final maturity of the Expandable Wraparound Mortgage. All FF&E Notes are secured under the Wraparound Mortgage up to $25 million. Thereafter, such advances shall be secured under separate security agreements. New Claridge is obligated to pay as additional rent to the Partnership the debt service on all FF&E Notes.

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

     Under the terms of the Operating Lease, as amended effective March 1, 1997, New Claridge had an option to purchase (the "Purchase Option"), on September 30, 1998, the Hotel Assets and the underlying land. To exercise the Purchase Option, New Claridge was required to give notice to the Partnership, at least nine months prior to the option date, of its election to do so. Based on the current financial situation, New Claridge did not give such notice to the Partnership in respect of the September 30, 1998 option date. However, New Claridge may also exercise an option, on September 30, 2003, to purchase the Hotel Assets and the underlying land on January 1, 2004, for their fair market value at the time the option is exercised.

     Effective September 30, 1998, the Operating Lease and Expansion Operating Lease were further amended, pursuant to a Sixth Amendment to the Operating Lease and Fifth Amendment to the Expansion Operating Lease (the "Sixth Amendment"), to allow for the deferral of $1.1 million of rent in either February 1999 or March 1999, dependent upon certain conditions being met. These conditions, which must have occurred prior to March 2, 1999, include
     (i) New Claridge having received the proceeds in connection with its settlement of the parking garage litigation, and (ii) the Corporation or New Claridge having paid the interest due on the Notes on February 1, 1999. New Claridge received the proceeds from the settlement of the Parking garage litigation in February 1999, and paid the interest due on the Notes on March 2, 1999, within the 30-day grace period allowed in accordance with the terms of the Indenture. The $1.1 million of basic rent deferred in 1999 is to be paid to the partnership in monthly installments of $25,000 commencing January 1, 2000 until paid in full. This amendment also provides for additional abatements of rent, through December 31, 2004, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements; these abatements, however, are to be reduced by specified amounts for each period commencing January 1, 2000 and ending December 31, 2004 ($83,333 per month in 2000, $130,000 per month in 2001, $180,000 per month in 2002 and 2003, and $130,000 per month in 2004).

     In addition to the deferral and abatements of rent provided for in the Sixth Amendment, the amendment provides for the payment of $3.5 million of additional basic rent on the earlier of (i) the maturity date of the Expandable Wraparound Mortgage Note (see below), (ii) such earlier date, if any, as the entire principal amount of the Expandable Wraparound Mortgage becomes due and payable, or (iii) the date on which any merger, consolidation, or similar transaction to which the Corporation or New Claridge is a party, or any sale of all or substantially all of the assets of the Corporation or New Claridge is consummated, or any change in control of the Corporation or New Claridge occurs.

     If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage (see below), New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency. In turn, if the Claridge should fail to make any lease payment due under the Operating Lease and Expansion Operating Lease, the Partnership is not required to make mortgage payments due under the Expandable Wraparound Mortgage.

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

     By its terms, the Expandable Wraparound Mortgage may secure up to $25 million of additional borrowings by the Partnership from New Claridge to finance FF&E Replacements and facility maintenance and engineering shortfalls. The Expandable Wraparound Mortgage provides that, so long as the Partnership is not in default on its obligations under the Expandable Wraparound Mortgage, New Claridge is obligated to make payments required under any senior mortgage indebtedness. The indebtedness secured by the Expandable Wraparound Mortgage bears interest at an annual rate equal to 14% with certain interest installments that accrued in 1983 through 1988 totaling $20 million being deferred until maturity. In addition, the Partnership is required under the Expandable Wraparound Mortgage to make payments of principal and interest in respect of any loans made to finance FF&E Replacements or facility maintenance or engineering costs as described above. To the extent those borrowings exceed $25 million in the aggregate outstanding at any time, they will be secured under separate security agreements and not by the lien of the Expandable Wraparound Mortgage.

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

     Effective September 30, 1998, the Corporation, New Claridge, and the Partnership agreed to amend the March 1997 restructuring agreement to provide for an extension of the maturity date of the Expandable Wraparound Mortgage to January 1, 2005. In addition, the Expandable Wraparound Mortgage Agreement and Note were amended to defer the principal payments which were payable during the fourth quarter of 1998 (totaling $3.5 million) to the earlier of (i) the maturity date of the Expandable Wraparound Mortgage Agreement and Note, (ii) such earlier date, if any, as the entire principal amount of the Expandable Wraparound Mortgage Note becomes due and payable, of (iii) the date on which any merger, consolidation, or similar transaction to which the Corporation or New Claridge is a party, or any sale of all or substantially all of the assets of the Corporation or New Claridge is consummated, or any change of control of the Corporation or New Claridge occurs.

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

     Contingent Payment Rights

     The Restructuring Agreement provided for Webb to retain an interest equal to $20 million plus interest from December 1, 1988 accruing at the rate of 15% per annum compounded quarterly ("Contingent Payment") in any proceeds ultimately recovered from the operations and/or the sale or refinancing of the Claridge facility in excess of the First Mortgage loan and other liabilities. To give effect to this Contingent Payment, the Corporation and the Partnership agreed not to make any distributions to the holders of their equity securities, whether derived from operations or from sale or refinancing proceeds, until Webb had received the Contingent Payment. It is estimated that at December 31, 1998, the aggregate amount owing in respect of the Contingent Payment was approximately $88.3 million.

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

     Current Financial Situation of The Claridge Hotel and Casino Corporation

     The Claridge has reported as follows:

     The Claridge

     The Claridge, located in the Boardwalk casino section of Atlantic City, New Jersey, is a 26-story building that contains the Corporation's casino and hotel facilities. The Claridge's casino consists of approximately 59,000 square feet of casino space on three main levels with various adjacent mezzanine levels. The casino currently contains approximately 1,752 slot machines and sixty-four table games, including thirty-six blackjack tables, eight craps tables, five roulette tables, three Caribbean stud poker tables, two mini-baccarat tables and two baccarat tables, and eight other specialty games. The hotel with related amenities consists of 502 guest rooms (including 28 corner suites, 26 specialty suites and five tower penthouse suites), four restaurants, three lounges, a private player's club, a 600-seat theater, limited meeting rooms, a gift shop, a beauty salon and a health club with an indoor swimming pool.

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

     Results of Operations for the Year Ended December 31, 1998 as Compared to the Year Ended December 31, 1997

     The Corporation had a net loss of $9,415,000 for the year ended December 31, 1998, as compared to a net loss of $5,979,000 for the year ended December 31, 1997. The overall increase in net loss was due mainly to an increase in Casino operating expenses offset by a decrease in rent expense to the Partnership. Casino operating expenses increased approximately $5.4 million, resulting from higher payroll costs and marketing costs related to the initiatives to increase table games business, higher costs of providing promotional allowances, and higher equipment rental costs as a result of the limited capital expenditure funding available and certain popular varieties of slots being available for lease only. Rent expense to the Partnership decreased primarily from increased abatements of rent, which are recorded as a reduction to rent expense. During 1998 approximately $11.1 million of rent was abated, compared to approximately $9.0 million in 1997.

     Liquidity and Capital Resources

     At December 31, 1998, the Corporation had a working capital deficiency of $23,685,000, as compared to a working capital deficiency of $4,138,000 at December 31, 1997. The increase in the working capital deficiency is principally attributable to decreases in cash and cash equivalents of $2,626,000, a decrease in receivables of $15,906,000 (primarily due to a decrease in the current portion of the Expandable Wraparound Mortgage due from the Partnership resulting from principal payments received), a decrease in prepaid expenses and other current assets of $200,000, an increase in other current liabilities of $209,000, an increase in accounts payable of $333,000, and an increase in the current portion of long term debt (which represents capital lease obligations) of $312,000. Current liabilities at December 31, 1998 and 1997 included deferred rental payments of $15,078,000, and the $3,600,000 loan from the Partnership plus accrued interest thereon of $4,122,000 and $3,690,000 at December 31, 1998 and 1997, respectively. The deferred rental payments and the $3,600,000 loan will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and
     (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital deficiency at December 31, 1998 would have been $885,000 and the Corporation would have had working capital of $18,230,000 at December 31, 1997.

     Competition

     Competition in the Atlantic City casino-hotel market is intense. As of December 31, 1998, the twelve existing casino facilities offered approximately 1,212,000 square feet of gaming space, a 3.3% increase over the casino square footage as of December 31, 1997 of approximately
     1,173,000 square feet. This increase was primarily due to a casino expansion at Caesars Atlantic City Casino, which added approximately 800 slot machines to its existing casino in the second quarter of 1998. The increase in casino square footage in 1997 over 1996 was approximately 8.6%, resulting from the opening of Bally's Wild Wild West Casino in July 1997. However, for the years ended December 31, 1998 and 1997, citywide gaming revenues, as reported, increased only 3.6% and 2.4%, respectively, over prior year levels.

     The Atlantic City gaming market is not expected to experience significant growth over the next several years until Atlantic City transforms itself from a "day-trip" market to a "destination resort." As a result of current high room occupancy rates, a more favorable regulatory climate, the reduced threat of competition from potential new gaming jurisdictions, and significant infrastructure developments making Atlantic City more accessible, over $4.6 billion of new investment has been announced or recently completed in the Atlantic City gaming market. In addition to recent increases in casino space and hotel rooms at the existing casinos, several Las Vegas casino operators have announced plans to construct new casinos in Atlantic City.

     In addition to the major casino expansions and the announced new casinos, major infrastructure improvements have begun. A new $268 million convention center, which was completed in May 1997, contains approximately 500,000 square feet of exhibition space, 45 meeting rooms, food service facilities and a 1,600-car underground parking garage. The new convention center is the largest exhibition space between Boston and Atlanta. A 500-room non-casino hotel which is linked to the new convention center by an elevated walkway, opened in November 1997. The development of the corridor which links the convention center to the boardwalk area is complete, and features a wide, landscaped boulevard with a reflecting pool, an expanded park area, and a 60-foot lighthouse which is illuminated each night by a light show. In February 1997, construction of the new $7.5 million bus terminal, which is a major component of this corridor, was completed. The State of New Jersey is also implementing a capital plan of approximately $125 million to upgrade and expand the Atlantic City International Airport. Construction of a $300 million tunnel, which will provide access from the Atlantic City Expressway to the marina casino district, began in late 1998.

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

     The Atlantic City business is seasonal, with the highest level of activity occurring during the summer months, and the lowest level of activity during the winter months. The primary markets for Atlantic City casino patrons are Philadelphia, New Jersey and New York City, together with the secondary markets of central Pennsylvania, Delaware, Baltimore and Washington, D.C. Casinos offer incentives, in the form of cash and complimentaries for rooms, food and beverages, to their customers based on their casino play. In recent years, competition for, and as a result, incentives offered to, customers has increased significantly. Many Atlantic City casino patrons arrive by bus and stay for approximately six hours. Competitive factors in Atlantic City require the payment of cash incentives and coupons for use towards the price of meals to patrons arriving under bus programs sponsored by the casino operators. Competition for bus patrons intensified in 1996, in the form of higher coin incentives; New Claridge was forced to match the citywide increases, thus increasing its per patron average coin cost to approximately $19 in 1996 from approximately $13 in 1995. New Claridge relied heavily on attracting patrons who travel to Atlantic City by bus because the Claridge previously lacked a self-parking facility, and therefore had to remain competitive with other casino operators in regards to the incentives offered. Even with its 1,200-space parking facility, New

     Claridge continued to rely on its bus customers as a significant source of business in 1997 and 1998. In 1997, citywide bus package pricing competition eased somewhat; the average coin cost per patron arriving by bus to the Claridge decreased to $16 in 1997. However, in 1998, bus package pricing competition began to increase again, fueled by the expansion at Caesars Atlantic City Casino (which added approximately 800 slot machines in early 1998), as well as the opening of Bally Park Place's bus transportation center in the third quarter of 1998. In response to increasing bus package pricing, New Claridge redirected its marketing efforts to reduce the number of customers who arrive by bus, and, thereby, related costs. In the fourth quarter of 1998, 130,000 passengers were brought to the Claridge by bus, compared to 207,000 bus passengers in the same period of 1997, a reduction of approximately 37%. Instead, efforts are being directed toward the mid-level slot customer through the use of direct marketing promotions and advertising, as well as the continued efforts to increase the table games segment of the business.

     The Claridge has positioned itself as the "smaller, friendlier" alternative to the other Atlantic City casinos. This strategy, implemented in 1989, is designed to capitalize on the Claridge's unique physical facility, which the Corporation believes retains the atmosphere of a grand hotel, and on the Claridge's smaller, more intimate size relative to the larger Atlantic City casinos. By emphasizing an environment that is intimate, friendly and service-oriented, the Claridge targets a market niche different than that of a majority of its competitors. The Claridge seeks to attract and retain a customer base whose wagering spans the same market segments serviced by other casino hotels, but primarily targets the middle, leaving the high-end business to its competitors. New Claridge believes it is uneconomical to pursue the high-end market as its core business because of the high maintenance cost and potential volatility in table game "hold" percentages (the ratio of win to the amount of gaming chips purchased by patrons). The majority of the Claridge's casino revenue is generated by slot machine play, although efforts have been taken in recent years to increase table games play. In 1997, 76% of the Claridge's casino revenue came from slot play as compared to 69% reported for all Atlantic City properties. In 1998, 74% of the Claridge's casino revenue generated from slot play, compared to 70% for all Atlantic City casinos.

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

     Casino competition outside of New Jersey includes land-based casinos, river boat gaming, slot machines at racetracks, and Indian gaming. By far, the most competitive threat to Atlantic City has been the Indian gaming operations at Foxwoods and the Mohegan Sun casinos in Connecticut, and the slot machine facilities at the Delaware racetracks. The two Indian gaming casinos in Connecticut, with a combined total of approximately 8,700 slot machines as of December 31, 1998, reported total slot win of $1.1 billion for 1998, an 18% increase over 1997 slot revenue of $945 million. In Delaware, the three tracks that are currently authorized to offer slot machine gaming had a combined total of approximately 3,000 slot machines as of the end of 1998. These machines generated $350.8 million of slot revenue during the year, an increase of 17% over 1997 revenue. The Pennsylvania Senate recently voted against a bill, which would have allowed the state's voters to consider the authorization of riverboat casinos, slot machines at racetracks, and video poker in drinking establishments. It is unlikely that Pennsylvania's Legislature will consider another gambling bill while the current Governor, whose term ends in January 2003, is in office. However, the effect of any future legalization of casino gaming in Pennsylvania on the Atlantic City market would depend on the form and scope of such gaming.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     No partnership interests in the Partnership have been registered under the Securities Act of 1933, as amended ("Securities Act"). All outstanding partnership interests have been offered and sold in reliance on exemptions from the registration requirements of the Securities Act. Therefore, there is no established trading market for any class of partnership interests of the Partnership. Two partnership interests equal one partnership unit, and there are approximately 481 holders of partnership interests.

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

Item 6. Selected Financial Data.

     Set forth below is selected financial data regarding the Partnership as of or for each of the years in the five-year period ended December 31, 1998.


                                                As of or for the year ended December 31,
                                          --------------------------------------------------------
                                          1998         1997         1996         1995         1994
                                          ----         ----         ----         ----         ----
                                               (not covered by Independent Auditors' Report) (a)

                                                                    (in thousands)
Net income (loss)...................      $  (1,754)     2,937        4,753       2,723        1,782
Net income (loss) per limited
partnership unit (b)..................    $   (3.83)      6.42        10.39        5.95         3.90
Total assets  ........................    $ 104,713    118,244      130,417     135,175      140,309
Long term obligations,
   net of current portion  ...........    $  79,622     75,465       92,120     104,315      114,268
Partners' capital accounts (deficit)      $  20,401     21,825       18,888      14,135       11,412



(a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

(b)  450 limited partnership units were outstanding at the end of each period.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations for the Year Ended December 31, 1998
as Compared to the Year Ended December 31, 1997

Rental income for the year ended December 31, 1998 decreased $7,086,000 as compared to the year ended December 31, 1997. This decrease is primarily due to the abatement of rent pursuant to the March 1, 1997 and September 30, 1998 amendments to the Operating Lease and Expansion Operating Lease (see "Liquidity and Capital Resources"). Prior to these amendments, rental income (including the effect of the $38.8 million of rent abatements provided in accordance with the 1989 Restructuring Agreement) was recognized on a leveled basis over the initial lease term (ending September 30, 1998), in accordance with Statement of Financial Accounting Standards No. 13. Since the amount of abatements permitted in accordance with these amendments will vary depending on the Partnership's cash flow, leveling of these abatements over the lease term is not possible; the actual amount abated on a monthly basis is recorded as a reduction of rental income. For the year ended December 31, 1997 the amount of rent abated in accordance with the March 1997 amendments was $9,048,000, compared to $11,145,000 in 1998 in accordance with the March 1997 and September 1998 amendments. In connection with the March 1, 1997 restructuring agreement, New Claridge agreed to exercise the first of the ten-year renewal options, extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008. The renewal rates were for an amount significantly lower than the original lease amounts. Basic rent for the lease year commencing October 1, 1998 is $24 million for the Operating Lease and $2.5 million for the Expansion Operating Lease. In addition to the basic rent, New Claridge pays as additional rent, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements ("FF&E"). During 1997, FF&E note principal and interest payments were higher than in 1998 resulting in decreased additional rents in 1998. The overall decrease in rents is due to the abatement of rents, the renewal of the Operating Lease and Expansion Operating Lease at significantly lower rent amounts, as well as the decrease in additional rents.

For the year ended December 31, 1998, interest expense decreased $2,070,000 from the prior year due to principal payments made during 1997 and 1998 that reduced the average outstanding balance of the wraparound and expansion mortgages and FF&E notes.

General and administrative expenses for the year ended December 31, 1998 decreased $105,000 when compared to the same period in 1997. Professional fees during 1997 were significant due to the Corporation's attempted reorganization last year, resulting in reduced fees in 1998. Also, insurance expense decreased due to a decrease in the insurance premium.

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

Liquidity and Capital Resources

The ability of the Partnership to continue to fulfill its obligations is dependent upon the ability of New Claridge to continue to make rental payments when due. Current lease payments from New Claridge, as recently amended, are sufficient to pay the Partnership's debt service and operating expenses. As part of the 1989 Restructuring Agreement, rental payments in excess of monthly cash flow requirements were deferred or abated so that excess cash did not accumulate in the Partnership. The 1997 restructuring and 1998 amendment to the restructuring continue this deferral or abatement of excess cash flow through 2004. At the Closing of the 1989 restructuring the Partnership loaned New Claridge $3.6 million. The note, including interest, along with those rentals deferred under the amendment to the operating leases, are to be repaid to the Partnership upon (i) the sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. The deferral of $1.3 million of rental obligation as part of the 1997 restructuring leaves the Partnership with minimal liquidity.

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

Under the terms of the Operating Lease, as amended effective March 1, 1997, New Claridge had an option to purchase, on September 30, 1998, the Hotel Assets and the underlying land. To exercise this option, New Claridge was required to give notice to the Partnership, at least nine months prior to the option date, of its election to do so. Based on the current financial situation, New Claridge did not give such notice to the Partnership in respect of the September 30, 1998 option date. However, New Claridge may also exercise an option, on September 30, 2003, to purchase the Hotel Assets and the underlying land on January 1, 2004, for their fair market value at the time the option is exercised.

Effective September 30, 1998, the Operating Lease and Expansion Operating Lease were further amended, pursuant to a Sixth Amendment to the Operating Lease and Fifth Amendment to the Expansion Operating Lease (the "Sixth Amendment"), to allow for the deferral of $1.1 million of rent in either February 1999 or March 1999, dependent upon certain conditions being met. These conditions, which must have occurred prior to March 2, 1999, include (i) New Claridge having received the proceeds in connection with its settlement of the parking garage litigation, and (ii) the Corporation or New Claridge having paid the interest due on the Notes on February 1, 1999. New Claridge received the proceeds from the settlement of the Parking garage litigation in February 1999, and paid the interest due on the Notes on March 2, 1999, within the 30-day grace period allowed in accordance with the terms of the Indenture. The $1.1 million of basic rent deferred in 1999 is to be paid to the partnership in monthly installments of $25,000 commencing January 1, 2000 until paid in full. This amendment also provides for additional abatements of rent, through December 31, 2004, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements; these abatements, however, are to be reduced by specified amounts for each period commencing January 1, 2000 and ending December 31, 2004 ($83,333 per month in 2000, $130,000 per month in 2001, $180,000 per month in 2002 and 2003, and $130,000 per month in 2004).

In addition to the deferral and abatements of rent provided for in the Sixth Amendments, the amendment provides for the payment of $3.5 million of additional basic rent on the earlier of (i) the maturity date of the Expandable Wraparound Mortgage Note (see below), (ii) such earlier date, if any, as the entire principal amount of the Expandable Wraparound Mortgage becomes due and payable, or (iii) the date on which any merger, consolidation, or similar transaction to which the Corporation or New Claridge is a party, or any sale of all or substantially all of the assets of the Corporation or New Claridge is consummated, or any change in control of the Corporation or New Claridge occurs.

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

The Partnership had a working capital deficiency of $1,973,000 as of December 31, 1998 and $19,147,000 as of December 31, 1997. The decrease in the deficiency is primarily the result of the maturity of the Expansion Mortgage on September 30, 1998, in addition to a change in the Wraparound Mortgage payment schedule from principal and interest payments in 1998 to interest only payments for 1999 through 2004. The working capital deficiency primarily results from the consummation of the 1989 Restructuring Agreement. As part of the 1989 restructuring, the Partnership's cash flow was reduced to an amount no greater than what the Partnership needs to pay Partnership expenses, including debt service. Such concept was continued through 2004 in the September 1998 amendment to the 1997 restructuring (see Item 1. Business - "Recent Developments at New Claridge"). Thus, so long as the Claridge is financially viable and New Claridge continues to make all payments under the operating leases, the Partnership expects to be able to pay its current liabilities.

The Partnership is aware of the issue associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000" problem is the result of computer programs which were written using two digits rather than four to define the applicable year, which could cause certain systems to recognize the year 2000 as the year 1900. The Partnership has addressed this issue and does not anticipate any significant costs associated with these system changes. The Partnership has also updated its computer accounting system and software with confirmation from the vendors of their year 2000 compliance. Substantially all of the Partnership's revenues are derived from the New Claridge, therefore any year 2000 issues impacting on New Claridge could also impact the Partnership's financial condition. The New Claridge has reported in its Annual Report that it has addressed this issue and does not expect the amounts required to be expensed related to correcting this problem to have a material effect on its financial position or results of operations. Although management of the Corporation anticipates completion of this project by the end of 1999, there can be no assurances of this. If the modifications are not complete timely, the year 2000 problem could have a material impact on the Corporation's and the Partnership's ability to conduct business. The Partnership does not have a contingency plan, but is currently discussing such a plan.


Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership has no exposure to market risks as all debt instruments have fixed interest rates and the Partnership does not have any investment portfolios that may be exposed to market risk due to interest changes.


Item 8.  Financial Statements and Supplementary Data.

The Financial Statements and Financial Statement Schedules are set forth at pages F-1 to F-20 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

         Name                     Position                         Age
Anthony C. Atchley              General Partner                     57
Gerald C. Heetland              General Partner                     58

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

Mr. Heetland has served as General Partner since June 16, 1989. He has served as General Counsel of Becker Gaming, Inc., and its wholly owned subsidiaries, including Arizona Charlie's, Inc., from January 1997 to January 1999, at which time he ceased to represent Becker Gaming, Inc. due to change in ownership at Arizona Charlie's, Inc., which he continues to serve as General Counsel to the present time. He served as Vice President General Counsel and Secretary of Fitzgeralds Casino & Hotel in Las Vegas, Nevada and Fitzgeralds Casino & Hotel, Harolds Club and Nevada Club in Reno, Nevada from September 1990 to November 1995. He served as Vice President, Secretary and General Counsel of Del Webb Hotels and all affiliated hotel group subsidiaries from March 1986 to June 1989. He served as Vice President, General Counsel-Casino/Hotels and Assistant Secretary of Webb and Vice President and Secretary of all Webb hotel group subsidiaries from April 1985 to March 1986, as Vice President, Associate General Counsel and Assistant Secretary of Webb from November 1983 to March 1985, and as Associate General Counsel and Assistant Secretary of Webb from July 1981 to November 1983. He served in similar capacities in all Webb hotel group subsidiaries during the 1981 to 1985 periods noted. From June 1984 through March 1986, Mr. Heetland was the Secretary of the Corporation, and from March 1986 through May 1987 he was Assistant Secretary of the Corporation.


Item 11.      Executive Compensation.

The following table shows the general partners' management fee which is all of the compensation paid by the Partnership to all of its executive officers for the years ended December 31, 1998, 1997 and 1996.

                                                                Other  Annual
 Individual                Capacity              Year            Compensation

Anthony C. Atchley      General Partner          1998             $65,000
                                                 1997             $65,000
                                                 1996             $65,000

Gerald C. Heetland      General Partner          1998             $65,000
                                                 1997             $65,000
                                                 1996             $65,000

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

      10 (l) Form of First Amendment to the Option Agreement****

      10 (m) Form of First Amendment to the Side Agreement****

      10 (n) Form of Fifth  Amendment to Operating  Lease  Agreement  and Fourth
             Amendment to Expansion Operating Lease Agreement*****

      10 (o) Form of Restructuring Agreement*****

      10 (p) Form of Sixth  Amendment to  Operating  Lease  Agreement  and Fifth
             Amendment to Expansion Operating Lease Agreement

      10 (q) Form of Amendment to Restructuring Agreement

      10 (r) Form of Amendment to Wraparound Mortgage Agreement and Note

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

                                     Atlantic City Boardwalk Associates, L.P.
                                                 Registrant



Date:    March 30, 1999                    /s/  ANTHONY C. ATCHLEY
                                           ___________________________________
                                      by   Anthony C. Atchley, General Partner

Date:    March 30, 1999                    /s/  GERALD C. HEETLAND
                                           ___________________________________
                                      by   Gerald C. Heetland, General Partner

Date:    March 30, 1999                    /s/  ANTHONY C. ATCHLEY
                                           ____________________________________
                                      by   AC Boardwalk Partners Corporation,
                                           General Partner
                                      by   Anthony C. Atchley, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    March 30, 1999                    /s/  GERALD C. HEETLAND
                                    by   Gerald C. Heetland, General Partner and
                                         Chief Financial Officer

Date:    March 30, 1999                    /s/  ANTHONY C. ATCHLEY
                                    by   Anthony C. Atchley, General Partner

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



                                                                  Page
                                                               Reference in
                                                                Report on
                                                               Form 10-K

Independent Auditors' Report ................................        F-2

Balance Sheets as of December 31, 1997 and 1998 .............        F-3

Statements of Operations For the Years Ended
     December 31, 1996, 1997 and 1998 .......................        F-4

Statements of Partners' Capital Accounts (Deficit)
     For the Years Ended December 31, 1996, 1997 and 1998 ...        F-5

Statements of Cash Flows For the Years Ended
     December 31, 1996, 1997 and 1998.........................       F-6

Notes to Financial Statements For the Years Ended
     December 31, 1996, 1997 and 1998.........................        F-7

Financial Statement Schedule:

     Schedule III - Real Estate and Accumulated Depreciation...     F-20

All other schedules have been omitted as inapplicable or not required because the required information is included in the financial statements or notes thereto.

                          Independent Auditors' Report



The General Partners
Atlantic City Boardwalk Associates, L.P.:


We have audited the accompanying financial statements of Atlantic City Boardwalk Associates, L.P. as of December 31, 1997 and 1998, and the related statements of operations, partners' capital accounts (deficit) and cash flows for the three-year period ended December 31, 1998. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic City Boardwalk Associates, L.P. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

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




                                                      /s/ KPMG Peat Marwick LLP

Las Vegas, Nevada
March 9, 1999



                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                 Balance Sheets
                           December 31, 1997 and 1998

                                                                                              1997                1998
                                                                                              ----                ----
      Assets

Current assets:
     Cash and cash equivalents                                                        $          552,000           1,527,000
     Rent due from New Claridge                                                                  810,000             786,000
     Interest receivable from partners                                                            41,000              35,000
     Prepaid expenses                                                                            254,000             210,000
      Other assets                                                                               150,000             159,000
                                                                                               ---------           ---------
              Total current assets                                                             1,807,000           2,717,000
                                                                                             -----------         -----------
Hotel Assets (notes 4 and 5)                                                                 183,707,000         184,318,000
Less:  Accumulated depreciation and amortization                                            (105,660,000)       (110,952,000)
                                                                                             -----------         -----------
              Net Hotel Assets                                                                78,047,000          73,366,000
                                                                                             -----------         -----------
Note receivable from New Claridge, including accrued interest  of
     $3,690,000 and $4,122,000 in 1997 and 1998, respectively                                  7,290,000           7,722,000
Deferred rent from New Claridge (notes 3 and 6)                                               31,022,000          20,905,000
Intangibles, net of accumulated amortization of
     $3,727,000 and $3,802,000 in 1997 and 1998, respectively                                     78,000               3,000
                                                                                             -----------         -----------
                                                                                      $      118,244,000         104,713,000
                                                                                             ===========         ===========
                  Liabilities and Partners' Capital Accounts

Current liabilities:
     Accounts payable                                                                 $        1,391,000           1,764,000
     Accrued interest due to New Claridge                                                        948,000             861,000
     Current portion of long-term debt due principally to
         New Claridge (note 5)                                                                18,615,000           2,065,000
                                                                                              ----------          ----------
              Total current liabilities                                                       20,954,000           4,690,000

Long-term debt due principally to New Claridge, including
    accrued interest of $20,000,000 in 1997 and 1998 (note 5)                                 75,465,000          79,622,000
                                                                                              ----------          ----------
              Total liabilities                                                               96,419,000          84,312,000
                                                                                              ----------          ----------
Partners' capital accounts (deficit):
     New general partners                                                                        134,000             116,000
     Former general partners                                                                     191,000             180,000
     Special limited partners                                                                   (158,000)            155,000
     Investor limited partners                                                                21,658,000          19,950,000
                                                                                              ----------          ----------
         Total partners' capital accounts (deficit)                                           21,825,000          20,401,000

Commitments and contingencies (notes 5, 6, 7 and 9)                                          -----------          ----------

                                                                                      $      118,244,000         104,713,000
                                                                                        ================         ===========
                See accompanying notes to financial statements.



                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                            Statements of Operations
              For the Years Ended December 31, 1996, 1997, and 1998


                                                                          1996                1997                1998
                                                                          ----                ----                ----
Revenues:
     Rent from New Claridge for the
         lease of Hotel Assets (notes 3 and 6)                    $       39,398,000          34,560,000          27,474,000
     Interest from New Claridge                                              432,000             432,000             432,000
     Interest from Special Limited Partners                                   36,000              36,000              27,000
     Investment                                                              100,000              34,000              52,000
     Other                                                                   -                     2,000               1,000
                                                                          ----------          ----------          ----------
                                                                          39,966,000          35,064,000          27,986,000
                                                                          ----------          ----------          ----------

Expenses:
     Cost of maintaining and repairing
         Hotel Assets paid to New Claridge                                12,116,000          11,637,000          11,565,000
     Interest, principally on mortgages to
         New Claridge (note 5)                                            16,034,000          14,242,000          12,172,000
     General and administrative                                              609,000             611,000             506,000
     General Partners' management fee                                        130,000             130,000             130,000
     Depreciation and amortization                                         6,324,000           5,507,000           5,367,000
                                                                          ----------           ---------          ----------

                                                                          35,213,000          32,127,000          29,740,000
                                                                          ----------          ----------          ----------
Net income (loss)                                                 $        4,753,000           2,937,000          (1,754,000)
                                                                          ==========          ==========          ===========
Net income (loss) per limited partnership unit
  - basic and diluted (note 1)
  (450 units outstanding at the end of each year)                 $           10,391               6,422              (3,833)
                                                                          ==========          ==========           ==========

                See accompanying notes to financial statements.


                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
               Statements of Partners' Capital Accounts (Deficit)
              For the Years Ended December 31, 1996, 1997 and 1998


                                                            Class A       Class B         Class A        Class B            Total
                                New           Former        Special       Special        Investor       Investor          Partners'
                              General         General       Limited       Limited         Limited        Limited           Capital
                             Partners        Partners      Partners      Partners         Partners       Partners         Accounts
                             --------        --------      --------      --------        ---------      ---------         ---------

Partners' Capital
Accounts (Deficit),
December 31, 1995          $   57,000         144,000       (15,000)     (219,000)        3,457,000     10,711,000        14,135,000

Net income                     48,000          29,000         3,000        44,000         1,136,000      3,493,000         4,753,000
                               ------         -------       --------      -------         ---------      ---------        ----------
Partners' Capital
Accounts (Deficit),
December 31, 1996             105,000         173,000       (12,000)     (175,000)        4,593,000     14,204,000        18,888,000

Net income                     29,000          18,000         2,000        27,000           702,000      2,159,000         2,937,000
                              -------         -------        -------      -------         ---------     ----------         ---------
Partners' Capital
Accounts (Deficit),
December 31, 1997             134,000         191,000       (10,000)     (148,000)        5,295,000     16,363,000        21,825,000

Capital contributions            -               -           26,000       304,000           -               -                330,000

Net loss                      (18,000)        (11,000)       (1,000)      (16,000)         (419,000)    (1,289,000)      (1,754,000)
                              --------        --------       -------      --------         ---------    -----------      -----------
Partners' Capital
Accounts (Deficit),
December 31, 1998           $ 116,000         180,000        15,000       140,000         4,876,000     15,074,000        20,401,000
                             ========         =======        ======       =======         =========     ==========       ===========


                 See accompanying notes to financial statements.


                                              ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                                      Statements of Cash Flows
                                        For the Years Ended December 31, 1996, 1997, and 1998

                                                                                     1996                1997                1998
                                                                                     ----                ----                -----

Cash flows from operating activities:
     Net income (loss)                                                       $       4,753,000           2,937,000       (1,754,000)
         Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
              Depreciation and amortization                                          6,324,000           5,507,000        5,367,000
              Accretion of discount on mortgage note                                 1,524,000           1,752,000        2,014,000
              Loss on disposal of assets                                               -                     3,000             -
              Decrease in deferred rent                                              2,049,000           6,785,000       10,117,000
              Deferred interest on receivable from New Claridge                       (432,000)           (432,000)        (432,000)
              Changes in current assets and liabilities:
                  (Increase) decrease in rent due from New
                      Claridge, interest receivable from partners,
                      prepaid expenses and other assets                                (41,000)           (376,000)          65,000
                  Increase (decrease) in accounts payable and
                      accrued interest due New Claridge                               (492,000)            157,000          286,000
                                                                                    -----------         ----------       -----------
                      Net cash provided by operating activities                     13,685,000          16,333,000       15,663,000
                                                                                    -----------         ----------       -----------
Cash flows from investing activities:
     Purchase of Hotel Assets                                                       (3,231,000)           (208,000)        (544,000)
                                                                                    -----------          ----------      -----------
Cash flows from financing activities:
     Capital contributions                                                             -                   -                330,000
     Proceeds from borrowings from New Claridge                                      3,508,000             208,000          660,000
     Principal payments of debt, principally to New Claridge                       (14,051,000)        (17,227,000)     (15,134,000)
                                                                                   ------------        ------------     ------------
                      Net cash used in financing activities                        (10,543,000)        (17,019,000)     (14,144,000)
                                                                                   ------------        ------------     ------------
Net increase (decrease) in cash and cash equivalents                                   (89,000)           (894,000)         975,000
Cash and cash equivalents, beginning of period                                       1,535,000           1,446,000          552,000
                                                                                   ------------        ------------     ------------
Cash and cash equivalents, end of period                                     $       1,446,000             552,000        1,527,000
                                                                                   ============        ============     ============

Supplemental cash flow information:
     Interest paid                                                           $      14,637,000          12,688,000       10,245,000
                                                                                   ============        ============      ===========
Supplemental noncash investing and financing activities:
     Capital lease obligation incurred to acquire Hotel Assets               $           -                 -                67,000
                                                                                   ============        ============      ===========

                See accompanying notes to financial statements.

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                          Notes to Financial Statements
                        December 31, 1996, 1997, and 1998


(1)      The Partnership

     (a)  General / Segments

          Atlantic City Boardwalk Associates, L.P. ("Partnership") was formed on October 31, 1983 to acquire the buildings, parking facility and non-gaming depreciable, tangible property (collectively, "Hotel Assets") of The Claridge Hotel and Casino ("Claridge") located in Atlantic City, New Jersey; to hold a leasehold interest in the land on which the Claridge is located ("Land"), which Land was subsequently acquired by the Partnership as part of a financial restructuring ("Restructuring Agreement"); and to engage in activities related or incidental thereto. The Partnership operates in one segment as its only operation is to leases the Land and Hotel Assets to The Claridge at Park Place, Incorporated ("New Claridge"), a wholly-owned subsidiary of The Claridge Hotel and Casino Corporation ("Corporation"), under operating leases.

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

    (e)   Special Limited Partners

          Oppenheimer Holdings, Inc. and officers and employees of affiliated Oppenheimer & Co., Inc. ("Special Limited Partners") committed to contribute $400,000 by issuing 9% notes maturing in 1998. This contribution entitles them to an aggregate of 1% interest in the Partnership's income, gains, losses and deductions until the Limited Partners, as described below, receive aggregate cash distributions equal to their capital contributions. Thereafter, the Special Limited Partners are entitled to an aggregate of 10% of each item. Payments received by the Partnership are reflected as contributions in its financial statements.

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

               In 1994 the Claridge facilities were remodeled and expanded. During the construction period interest was incurred on the debt related to this project. This interest was capitalized for GAAP and is being amortized, while for Tax Basis the interest was expensed in full in 1994;

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

               Following  are  the  Partnership's   assets  and  liabilities  as
               determined in accordance with GAAP and for federal income tax reporting purposes at December 31:


                                                     1997                                        1998
                                              -----------------------                    -----------------------
                                              GAAP            Tax                        GAAP            Tax
                                              Basis          Basis                       Basis           Basis
                                              -----          -----                       -----           -----
                                                                       (in thousands)
         Total assets                   $     118,244          50,766               $     104,713         46,899
         Total liabilities              $      96,419          98,946               $      84,312         86,054


          The significant accounting policies used to prepare the accompanying GAAP financial statements are as follows:

          a. Hotel Assets are stated at cost and are depreciated or amortized on a straight-line basis over the following estimated useful lives:

                Building                                               40 years
                Building improvements                                  10 years
                Furniture, fixtures and equipment                       7 years
                Capital lease asset                                     7 years

          b. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

(4)  Hotel Assets

         A summary of Hotel Assets at December 31, 1997 and 1998 is as follows:


                                                                        Accumulated
                                                                     Depreciation and             Net
         December 31, 1997                          Cost               Amortization          Hotel Assets
         -----------------                          ----             -----------------       -------------
         Building                              $     101,353,000     $    35,896,000       $    65,457,000
         Building improvements                        28,391,000          21,214,000             7,177,000
         Furniture, fixtures and
           equipment                                  52,810,000          47,749,000             5,061,000
         Capital lease asset                           1,153,000             801,000               352,000
                                                     -----------         -----------           -----------
                                               $     183,707,000     $   105,660,000       $    78,047,000
                                                     ===========         ===========           ===========


                                                                        Accumulated
                                                                     Depreciation and             Net
         December 31, 1998                          Cost               Amortization          Hotel Assets
         -----------------                          ----             ----------------        ------------
         Building                              $     101,353,000  $       38,430,000    $       62,923,000
         Building improvements                        28,572,000          22,327,000             6,245,000
         Furniture, fixtures and
           equipment                                  53,173,000          49,288,000             3,885,000
         Capital lease asset                           1,220,000             907,000               313,000
                                                ----------------   -----------------      ----------------
                                               $     184,318,000  $      110,952,000    $       73,366,000
                                                ================   =================      ================

(5)    Long-term Debt

       At December 31, 1997 and 1998, long-term debt consisted of the following:

                                                                           1997                  1998
                                                                           ----                  ----

         14% Wraparound mortgage, net of                          $       74,461,000        $   65,975,000
              unaccreted discount of $6,539,000
              and $4,525,000, respectively
         14% Expansion mortgage                                            2,167,000               -
         14% FF&E notes                                                   17,452,000            15,665,000
         Capital lease obligations                                           -                      47,000
                                                                          ----------           -----------
                                                                          94,080,000            81,687,000
         Less: Current portion of long-term debt                         (18,615,000)         (  2,065,000)
                                                                          ----------           -----------
                                                                  $       75,465,000        $   79,622,000
                                                                          ==========           ===========

          The wraparound and expansion mortgages are non-recourse obligations as neither the Partnership nor its partners are personally liable to New Claridge for non-payment of any principal of, or interest on, the notes. Various restrictions are placed upon the Partnership's ability to sell assets and incur additional obligations. The expansion mortgage had principal and interest payments of $234,000 due monthly through September 30, 1998.

          Included in the wraparound mortgage is $20 million of accrued interest, discounted at 14%, which accrued from 1983 to 1988 and has been deferred without interest until maturity. Scheduled principal and interest payments were made monthly from January 1988 through September 1998. Effective September 30, 1998, the Partnership, the Corporation and New Claridge agreed to amend the Wraparound Mortgage Agreement and Note to provide for an extension of the maturity date of the Expandable Wraparound Mortgage to January 1, 2005. In addition, principal payments which were payable during the fourth quarter of 1998 (totaling $3.5 million) were deferred to the earlier of (i) the maturity date of the Expandable Wraparound Mortgage Agreement and Note, (ii) such earlier date, if any, as the entire principal amount of the Expandable Wraparound Mortgage Note becomes due and payable, or
          (iii) the date on which any merger, consolidation or similar transaction to which the Corporation or New Claridge is a party, or any sale of all or substantially all of the assets of the Corporation or New Claridge is consummated, or any change of control of the Corporation or New Claridge occurs. As a result of this amendment, interest only is payable from January 1999 until January 2005, at which time a balloon principal payment of $50.5 million and the $20 million of deferred interest is due.

          The Partnership funds the purchase of additional furniture, fixtures and equipment ("FF&E") by borrowing from New Claridge at a 14% interest rate. In addition, during the term of the Expansion Operating Lease, the Partnership is required to provide New Claridge with expansion FF&E replacements under the same borrowing arrangement. Generally, one half of the principal is due in 48 months and the remainder is due 60 months from the issue date of the individual notes, with the following exception. As required by the terms of the Claridge's $85 million debt offering, $8 million was used to finance internal improvements at the Claridge. The $8 million principal on these notes will be payable at final maturity of the Expandable Wraparound Mortgage. All FF&E notes are secured under the wraparound mortgage up to $25 million.

          During 1998 the Partnership financed the purchase of a building alarm system through a 11.3% capital lease. This thirty-six month lease requires monthly principal and interest payments of approximately $2,000 until its maturity in March 2001. During 1995 the Partnership financed the purchase of some computer equipment through a 6.5% capital lease. This thirty-six month lease required the final six month's payments be made at its inception and that principal and interest payments of approximately $17,000 be made monthly until its maturity in July 1997.

          Aggregate maturities of debt for each of the next five years are as follows:

                               1999                          $    2,065,000
                               2000                               3,018,000
                               2001                               1,864,000
                               2002                                 435,000
                               2003                                 330,000
                               Thereafter                        78,500,000
                                                                 ----------
                                                                 86,212,000
                               Less: Discount                   ( 4,525,000)
                                                                 ----------
                                                             $   81,687,000
                                                                 ==========

(6)       Leases

          The Partnership accounts for leases in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 13, Accounting for Leases, whereby rental income is recognized on a straight-line basis over the life of the lease. The Partnership leases the Land and the Hotel Assets, excluding the FF&E, to New Claridge under an operating lease expiring September 30, 1998, with three 10-year renewal options. The Partnership also leases the FF&E to New Claridge for an amount sufficient to fund payment of principal and interest on the FF&E notes. The operating leases, as amended, provide that New Claridge will have the option to purchase the Hotel Assets and the leasehold interest in the land and air rights at their fair market value on January 1, 2004.

          Minimum future rental receipts for each of the next five years under leases to New Claridge are as follows:


                           1999                                  $    30,596,000
                           2000                                       31,192,000
                           2001                                       29,716,000
                           2002                                       28,131,000
                           2003                                       27,973,000
                           Thereafter                                133,745,000
                                                                     -----------
                           Minimum future rentals                 $  281,353,000
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

          Under the terms of the Operating Lease, as amended effective March 1, 1997, New Claridge had an option to purchase, on September 30, 1998, the Hotel Assets and the underlying land. To exercise this option, New Claridge was required to give notice to the Partnership, at least nine months prior to the option date, of its election to do so. Based on the current financial situation, New Claridge did not give such notice to the Partnership in respect of the September 30, 1998 option date. However, New Claridge may also exercise an option, on September 30, 2003, to purchase the Hotel Assets and the underlying land on January 1, 2004, for their fair market value at the time the option is exercised.

          Effective September 30, 1998, the Operating Lease and Expansion Operating Lease were further amended, pursuant to a Sixth Amendment to the Operating Lease and Fifth Amendment to the Expansion Operating Lease (the "Sixth Amendment"), to allow for the deferral of $1.1 million of rent in either February 1999 or March 1999, dependent upon certain conditions being met. These conditions, which must have occurred prior to March 2, 1999, include (i) New Claridge having received the proceeds in connection with its settlement of the parking garage litigation, and (ii) the Corporation or New Claridge having paid the interest due on the Notes on February 1, 1999. New Claridge received the proceeds from the settlement of the Parking garage litigation in February 1999, and paid the interest due on the Notes on March 2, 1999, within the 30-day grace period allowed in accordance with the terms of the Indenture. The $1.1 million of basic rent deferred in 1999 is to be paid to the partnership in monthly installments of $25,000 commencing January 1, 2000 until paid in full. This amendment also provides for additional abatements of rent, through December 31, 2004, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements; these abatements, however, are to be reduced by specified amounts for each period commencing January 1, 2000 and ending December 31, 2004 ($83,333 per month in 2000, $130,000 per month in 2001,  $180,000 per month in 2002 and 2003,  and $130,000 per month in 2004).  GAAP  Basis  rents  abated  during  the  years  ended
          December 31, 1997 and 1998 amounted to  $10,802,000  and  $11,145,000, respectively. Cumulative abated GAAP Basis rents as of December 31, 1998 total $59,013,000.

          In addition to the deferral and abatements of rent provided for in the Sixth Amendment, the amendment provides for the payment of $3.5 million of additional basic rent on the earlier of (i) the maturity date of the Expandable Wraparound Mortgage Note (see below), (ii) such earlier date, if any, as the entire principal amount of the Expandable Wraparound Mortgage becomes due and payable, or (iii) the date on which any merger, consolidation, or similar transaction to which the Corporation or New Claridge is a party, or any sale of all or substantially all of the assets of the Corporation or New Claridge is consummated, or any change in control of the Corporation or New Claridge occurs.


(7)       Current Developments at New Claridge

          The ability of the Partnership to fulfill its obligations is dependent upon the ability of New Claridge to pay rental payments when due. Accordingly, the financial stability of the Partnership is dependent upon the financial condition of New Claridge. The recurring losses and diminishing liquidity of the Corporation has resulted in the Corporation's auditors' report for fiscal year end to include a going concern paragraph. The General Partners of the Partnership are continually in contact with the management of the Corporation concerning various refinancing efforts, including a sale of the Corporation and Partnership assets, or a restructuring of their related financial obligations.

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

          The Corporation has experienced recurring losses and serious deterioration in its cash flow since 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation needed to experience significant improvements in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives. However, operating results in 1998 fell below 1997 levels due to increased competition for casino customers. In 1998, the Corporation experienced a net loss of $9.4 million, compared to a net loss of $6.0 million in 1997. In the fall of 1998, New Claridge redirected its bus program to reduce the number of customers who arrive by bus, and, thereby, related costs. Total coin issued to bus passengers in 1998 was $13.5 million, compared to $15.0 million of coin issued to bus passengers in 1997. Marketing efforts are being directed toward the mid-level slot customer through the use of promotions and advertising. Additionally, management continues to conserve cash through various cost containment measures. Management will also consider various refinancing alternatives, including a sale of the Corporation, or a restructuring of its financial obligations.

          In view of the operating results of New Claridge in 1998, and in order to meet its obligations, management of the Corporation took several steps to enhance its cash position, through both operational changes, including the previously mentioned redirection of the bus program, and certain transactions with PDS Financial Corporation ("PDS") and the New Jersey Casino Reinvestment Development Authority ("CRDA"), as further discussed below.

          In December 1997, New Claridge obtained a commitment from PDS for a sale lease-back facility ("Facility"). Under the terms of the Facility, New Claridge could sell certain of its slot machines to PDS under a sale lease-back arrangement, for a specified amount per slot machine, for up to $1.8 million. In February 1998, New Claridge sold 370 slot machines to PDS for approximately $1 million under this Facility. The machines will be leased back to New Claridge under an operating lease arrangement for two years. After two years, New Claridge has an option to either purchase the machines, renew the lease arrangement for twelve months, or return the equipment to PDS. In December 1998, New Claridge completed the sale of an additional 379 slot machines to PDS for approximately $776,000, under terms similar to those described above. No additional financing is available under this Facility.

          In October 1998, the CRDA approved the direct investment of New Claridge funds, already on deposit with the CRDA, and the completion of certain donations of New Claridge funds also already on deposit. These transactions resulted in the receipt by New Claridge of approximately $930,000 from the CRDA in December 1998.

          In addition, in February 1999, the Corporation and New Claridge agreed to a settlement of approximately $2.3 million in the arbitration proceedings concerning the accident which took place in New Claridge's self-parking garage in July 1996. The settlement proceeds were received by New Claridge in late February 1999.

          As a result of these transactions, on March 2, 1999, New Claridge was able to pay the interest due on the Notes on February 1, 1999, under the 30-day grace period allowed in accordance with the terms of the indenture governing the Notes.

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

(9)       Contingencies

          The Restructuring Agreement provided for Webb to retain an interest equal to $20 million plus interest from December 1, 1988 accruing at the rate of 15% per annum compounded quarterly ("Contingent Payment") in any proceeds ultimately recovered from the operations and/or the sale or refinancing of the Claridge facility in excess of the First

          Mortgage loan and other liabilities. To give effect to this Contingent Payment, the Corporation and the Partnership agreed not to make any distributions to the holders of their equity securities, whether derived from operations or from sale or refinancing proceeds, until Webb had received the Contingent Payment. It is estimated that at December 31, 1998, the aggregate amount owing in respect of the Contingent Payment was approximately $88.3 million.

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




                                                            SCHEDULE III

                                              ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                              Real Estate and Accumulated Depreciation
                                            Years Ended December 31, 1996, 1997 and 1998

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
                                                 Original                    Bldg. $ 101,353,000         N/A   10/31/83  40 yrs
                                                 Discount  Bldg.             Bldg.                       1983-
                                                 on        Impr.$28,572,000  Impr.    28,572,000         1998     N/A    10 yrs
                                   (11,147,000)  Mortgage  FF&E  54,393,000  FF&E     54,393,000         N/A   1983-1998  7 yrs
                                   ------------                  ----------           ----------
Hotel &
Casino
Atlantic
City, NJ     $81,687,000     -     $101,353,000                 $ 82,965,000       $ 184,318,000 $110,952,000
             -----------  -------  ------------                   ----------         -----------  -----------




NOTES:

(A) Encumbrances represents the amount owed at December 31, 1998 on the Wraparound Mortgage, Expansion Mortgage, FF&E Notes and Capital lease obligations.

(B) The land under the building was acquired from DEWNJ, at no cost to the Partnership, as part of the 1989 Restructuring.

(C) The aggregate cost of real estate owned at December 31, 1998 for Federal income tax purposes is $196,970,000.

(D)  Reconciliation of Real Estate Carrying Costs:

                                       1996        1997          1998
                                       ----        ----          ----

 Balance at beginning of year    $ 180,298,000  $183,529,000 $183,707,000
     Building improvements           2,376,000      104,000       181,000
     Furniture, fixtures and
       equipment (FF&E) acquired       855,000      104,000      430,000
     FF&E retired                          -        (30,000)         -
                                   -----------  ----------- ------------

 Balance at end of year          $ 183,529,000 $183,707,000 $184,318,000
                                   ===========  ===========  ===========


(E)  Reconciliation of Accumulated Depreciation:

                                     1996            1997         1998
                                     ----            ----         ----

 Balance at beginning of year    $94,057,000    $100,281,000  $105,660,000
     Provision for depreciation    6,224,000       5,407,000     5,292,000
     Accumulated depreciation
       of FF&E retired                -              (28,000)       -
                                  ----------      -----------   -----------
 Balance at end of year         $100,281,000     $105,660,000  $110,952,000
                                  ==========      ===========   ===========