Form 10-Q
period 1999-03-31
ATLANTIC CITY BOARDWALK ASSOCIATES LP
filed 1999-05-13
CIK 730408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended                      March 31, 1999

[  ]   Transition Report  Pursuant to  Section  13  or  15(d)  of the Securities
       Exchange Act of 1934

       For the transition period from   ________  to  _________

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

                                      INDEX


PART I                   FINANCIAL INFORMATION                         Page No.

     Item 1.       Financial Statements

                   Introductory Note to Financial Statements               2

                   Balance Sheets as of  December 31, 1998and March
                   31, 1999                                                3

                   Statements  of  Operations   For  the  Three  Months
                   Ended March 31, 1998 and 1999                           4

                   Statements of Partners'  Capital Accounts  (Deficit)
                   For the Year Ended  December  31, 1998 and the Three
                   Months Ended March 31, 1999                             5

                   Statements  of  Cash  Flows  For  the  Three  Months
                   Ended March 31, 1998 and 1999                           6

                   Notes to Financial Statements                         7 - 9

     Item 2.       Management's  Discussion  and  Analysis of Financial
                   Condition and Results of Operations                  10 - 12

     Item 3.       Quantitative  and  Qualitative   Disclosures
                   About Market Risk                                       12



PART II                              OTHER INFORMATION

     Items 1-5     No information is provided as the answers to
                   Items 1 through 5 are inapplicable.

     Item 6.       Exhibits and reports on Form 8-K                        12

                                     PART I

Item 1.   Financial Statements

Introductory Note to Financial Statements

The accompanying financial statements have been prepared by Atlantic City Boardwalk Associates, L.P. ("Partnership") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1998 and 1999.

Although management believes that the disclosures included herein are adequate to make the information contained herein not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles are omitted herein and are incorporated by reference from the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission. While the Partnership was formed to own, and to lease to the Claridge Hotel and Casino Corporation ("Corporation") and its affiliates, certain real estate and related assets, the Partnership is separate and distinct from the Corporation. Any person or entity seeking information regarding the Corporation or its debt or equity securities should review the reports, statements and other information filed by the Corporation with the Securities and Exchange Commission.



                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                 Balance Sheets
                      December 31, 1998 and March 31, 1999
                                                                                                                  (Unaudited)
                  Assets                                                                      1998                    1999
                                                                                              ----                    ----
Current assets:
     Cash and cash equivalents                                                        $        1,527,000             296,000
     Rent due from New Claridge                                                                  786,000             829,000
     Interest receivable from partners                                                            35,000              34,000
     Prepaid expenses                                                                            210,000             120,000
      Other assets                                                                               159,000             124,000
                                                                                               ---------           ---------
              Total current assets                                                             2,717,000           1,403,000
                                                                                             -----------         -----------
Hotel Assets                                                                                 184,318,000         184,419,000
Less:  Accumulated depreciation and amortization                                            (110,952,000)       (112,263,000)
                                                                                            -------------       -------------
              Net Hotel Assets                                                                73,366,000          72,156,000
                                                                                            -------------       -------------
Note receivable from New Claridge, including accrued interest  of
     $4,122,000 and $4,230,000 in 1998 and 1999, respectively                                  7,722,000           7,830,000
Deferred rent from New Claridge                                                               20,905,000          22,239,000
Intangibles, net of accumulated amortization of
     $3,802,000 and $3,803,000 in 1998 and 1999, respectively                                      3,000               2,000
                                                                                              ----------          ----------

                                                                                      $      104,713,000         103,630,000
                                                                                             ===========         ===========
                  Liabilities and Partners' Capital Accounts

Current liabilities:
     Accounts payable                                                                 $        1,764,000           1,261,000
     Accrued interest due to New Claridge                                                        861,000             977,000
     Current portion of long-term debt due principally to
         New Claridge                                                                          2,065,000           2,281,000
                                                                                               ---------           ---------
              Total current liabilities                                                        4,690,000           4,519,000

Long-term debt due principally to New Claridge, including                                     79,622,000          79,559,000
     accrued interest of $20,000,000 in 1998 and 1999                                         ----------          ----------

              Total liabilities                                                               84,312,000          84,078,000
                                                                                              ----------          ----------
Partners' capital accounts:
     New general partners                                                                        116,000             107,000
     Former general partners                                                                     180,000             175,000
     Special limited partners                                                                    155,000             155,000
     Investor limited partners                                                                19,950,000          19,115,000
                                                                                              ----------          ----------
         Total partners' capital accounts                                                     20,401,000          19,552,000

Commitments and contingencies
                                                                                             -----------         -----------
                                                                                      $      104,713,000         103,630,000
                                                                                             ===========         ===========

                See accompanying notes to financial statements.


                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                            Statements of Operations
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1999


                                                                                                 1998                1999
Revenues:                                                                                        ----                ----
     Rent from New Claridge for the lease of Hotel Assets                             $        7,263,000          6,136,000
     Interest from New Claridge                                                                  108,000            108,000
     Interest from Special Limited Partners                                                        9,000                -
     Investment                                                                                   10,000             10,000
                                                                                               ---------          ---------

                                                                                               7,390,000          6,254,000
                                                                                               ---------          ---------

Expenses:
     Cost of maintaining and repairing
         Hotel Assets paid to New Claridge                                                     2,885,000           2,816,000
     Interest, principally on mortgages to New Claridge                                        3,216,000           2,858,000
     General and administrative                                                                  116,000              92,000
     General Partners' management fee                                                             33,000              33,000
     Depreciation and amortization                                                             1,362,000           1,312,000
                                                                                               ---------           ---------
                                                                                               7,612,000           7,111,000
                                                                                               ---------           ---------

Net loss                                                                              $         (222,000)          (857,000)
                                                                                               ==========          =========
Net loss per limited partnership unit - basic and diluted
(450 units outstanding at the end of each period)                                     $             (484)            (1,873)
                                                                                               ==========          =========

                See accompanying notes to financial statements.



                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

               Statements of Partners' Capital Accounts (Deficit)

                      For the Year Ended December 31, 1998
                    and the Three Months Ended March 31, 1999


                                                           Class A       Class B        Class A           Class B           Total
                                New         Former         Special       Special       Investor          Investor         Partners'
                              General       General        Limited       Limited        Limited           Limited          Capital
                             Partners      Partners       Partners      Partners        Partners          Partners        Accounts

Partners' Capital
Accounts (Deficit),
December 31, 1997           $ 134,000       191,000        (10,000)     (148,000)       5,295,000        16,363,000      21,825,000

Capital contributions            -             -            26,000       304,000          -                -                330,000

Net loss                      (18,000)      (11,000)        (1,000)      (16,000)        (419,000)       (1,289,000)     (1,754,000)
                              --------      --------        -------      --------        ---------       -----------     -----------

Partners' Capital
Accounts (Deficit),
December 31, 1998             116,000       180,000         15,000       140,000        4,876,000        15,074,000      20,401,000

Capital contributions            -             -              -            8,000          -                -                  8,000

Net loss                       (9,000)       (5,000)          -           (8,000)        (205,000)         (630,000)       (857,000)
                              --------       -------        -------       -------        ---------       -----------     -----------
Partners' Capital
Accounts (Deficit),
March 31, 1999
(unaudited)                 $ 107,000       175,000         15,000       140,000        4,671,000        14,444,000      19,552,000
                             ========       =======         ======       =======        =========        ==========      ==========

                See accompanying notes to financial statements.


                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                            Statements of Cash Flows
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1999


                                                                                                  1998                1999
Cash flows from operating activities:                                                             ----                ----
     Net loss                                                                         $         (222,000)           (857,000)
         Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                                                    1,362,000           1,312,000
              Accretion of discount on mortgage note                                             477,000             549,000
              Decrease (increase) in deferred rent                                             3,468,000          (1,334,000)
              Deferred interest on receivable from New Claridge                                 (108,000)           (108,000)
              Change in current assets and liabilities:
                  Decrease in rent due from New Claridge,
                      interest receivable from partners,
                      prepaid expenses and other assets                                          117,000              83,000
                  Decrease in accounts payable and
                      accrued interest due to New Claridge                                      (278,000)           (387,000)
                                                                                               ----------           ---------
                      Net cash provided by (used in) operating activities                      4,816,000            (742,000)
                                                                                               ----------           ---------
Cash flows from investing activities:
     Purchase of Hotel Assets                                                                   (198,000)           (101,000)
                                                                                               ----------           ---------
Cash flows from financing activities:
     Capital contributions                                                                       -                     8,000
     Proceeds of borrowings from New Claridge                                                    495,000              76,000
     Principal payments of debt, principally to New Claridge                                  (4,657,000)           (472,000)
                                                                                              -----------           ---------
                      Net cash used in financing activities                                   (4,162,000)           (388,000)
                                                                                              -----------           ---------
Net increase (decrease) in cash and cash equivalents                                             456,000          (1,231,000)
Cash and cash equivalents, beginning of period                                                   552,000           1,527,000
                                                                                              -----------         -----------
Cash and cash equivalents, end of period                                              $        1,008,000             296,000
                                                                                              ===========         ===========
Supplemental cash flow information:
     Interest paid, principally to New Claridge                                       $        3,091,000           2,573,000
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

         As discussed in the Claridge's Annual Report on Form 10-K for the year ended December 31, 1998, the Corporation has experienced recurring losses and deterioration in its cash flow since 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation needed to experience significant improvements in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives. However, operating results in 1998 fell below 1997 levels due to increased competition for casino customers. In 1998, the Corporation experienced a net loss of $9.4 million, compared to a net loss of $6.0 million in 1997. In the fall of 1998, New Claridge redirected its bus program to reduce the number of customers who arrive by bus, and, thereby, related costs. Total coin issued to bus passengers in 1998 was $13.5 million, compared to $15.0 million of coin issued to bus passengers in 1997. Marketing efforts are being directed toward the mid-level slot customer through the use of promotions, direct mail and advertising. Additionally, management continues to conserve cash through various cost containment measures. Management will also consider various refinancing alternatives, including a sale of the Corporation, or a restructuring of its financial obligations.

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

         The Corporation had a net loss of $1,248,000 for the three months ended March 31, 1999, compared to a net loss of $1,645,000 for the same period in 1998. The decrease in net loss is due in part to a change in New Claridge's marketing strategy. New Claridge's marketing efforts have been redirected toward the mid-level slot customer through the use of direct promotions and advertising. New Claridge offers promotional incentives to its customers in the form of coin to play slot machines and gaming chips to play table games, through its direct marketing programs, based on their level of gaming activity. Promotional incentives issued through these programs during the first quarter of 1999 totalled $2,324,000, compared to $2,933,000 in the first quarter of 1998.

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

(3)      Contingencies

         The 1989 Restructuring Agreement provided for Webb to retain an interest equal to $20 million plus interest from December 1, 1988 accruing at the rate of 15% per annum compounded quarterly ("Contingent Payment") in any proceeds ultimately recovered from the operations and/or the sale or refinancing of the Claridge facility in excess of the First Mortgage loan and other liabilities. To give effect to this

         Contingent Payment, the Corporation and the Partnership agreed not to make any distributions to the holders of their equity securities, whether derived from operations or from sale or refinancing proceeds, until Webb had received the Contingent Payment. It is estimated that at March 31, 1999, the aggregate amount owing in respect of the Contingent Payment was approximately $91.6 million.

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

         On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option was $1 million, and the option could have been exercised any time prior to December 31, 1997. Given it's operating results at New Claridge, the Corporation was not able to exercise this Contingent Payment Option, and it expired in accordance with its terms on December 31, 1997.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
of       Operations

Results of Operations for the Three Months Ended March 31, 1999
as Compared to the Three Months Ended March 31, 1998

Rental income for the three months ended March 31, 1999 decreased $1,127,000 as compared to the three months ended March 31, 1998. This decrease is primarily due to the expiration of both the Operating Lease and Expansion Operating Lease on September 30, 1998. Each lease provides for three ten-year renewal options at the election of New Claridge. New Claridge agreed to exercise the first of the ten-year renewal options, extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008. Monthly basic rent for the first three months of 1999 was $2 million for the Operating Lease and approximately $208,000 for the Expansion Operating Lease. During the first three months of 1998, basic rent was approximately $2.4 million per month for the Operating Lease and approximately $409,000 per month for the Expansion Operating Lease. In offset to these rent decreases, rents abated for the first three months of 1999 were approximately $2 million, compared to approximately $2.5 million for the same period in 1998, due to the effects of the Sixth Amendment to the Operating Lease and Fifth Amendment to the Expansion Operating Lease, as discussed below.

For the three months ended March 31, 1999, interest expense decreased $358,000 as compared to the same period ended March 31, 1998 due to principal payments made during 1998 and 1999 that reduced the average outstanding balance of the wraparound and expansion mortgages.

General and administrative expenses decreased $24,000 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Effective September 1998, the Partnership renewed its Directors and Officers Liability insurance policy at a reduced annual premium of approximately $253,000 compared to the prior year's premium of approximately $344,000.

Liquidity and Capital Resources

The ability of the Partnership to continue to fulfill its obligations is dependent upon the ability of New Claridge to continue to make rental payments when due. Current lease payments from New Claridge, as recently amended, are sufficient to pay the Partnership's debt service and operating expenses. As part of the 1989 Restructuring Agreement, rental payments in excess of monthly cash flow requirements were deferred or abated so that excess cash did not accumulate in the Partnership. The 1997 restructuring and 1998 amendment to the restructuring continue this deferral or abatement of excess cash flow through 2004. At the Closing of the 1989 restructuring the Partnership loaned New Claridge $3.6 million. The note, including interest, along with those rentals deferred under the amendment to the operating leases, are to be repaid to the Partnership upon (i) the sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. The deferral of $1.3 million of rental obligation as part of the 1997 restructuring, as well as the deferral of $1.1 million of rental obligation in March 1999 (as discussed below), leaves the Partnership with minimal liquidity.

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

The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1,300,000 of basic rent on March 1, 1997, and provided for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary to meet the Partnership's cash requirements through December 31, 1998 (determined without regard to the repayment of the deferred rent). The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership in monthly installments of $25,000 for the period April 1, 1997 through December 31, 1997, and monthly installments of $50,000 for the year 1998 and thereafter until paid in full (subject to acceleration under certain circumstances).

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

Effective September 30, 1998, the Operating Lease and Expansion Operating Lease were further amended, pursuant to a Sixth Amendment to the Operating Lease and Fifth Amendment to the Expansion Operating Lease (the "Sixth Amendment"), to allow for the deferral of $1.1 million of rent in March 1999, dependent upon (i) New Claridge having received the proceeds in connection with its settlement of the parking garage litigation, and (ii) the Corporation or New Claridge having paid the interest due on the Notes. New Claridge received the proceeds from the settlement of the Parking garage litigation in February 1999, and paid the interest due on the Notes on March 2, 1999, within the 30-day grace period allowed in accordance with the terms of the Indenture. The $1.1 million of basic rent deferred in 1999 is to be paid to the Partnership in monthly installments of $25,000 commencing January 1, 2000 until paid in full. This amendment also provides for additional abatements of rent, through December 31, 2004, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements; these abatements, however, are to be reduced by specified amounts for each period commencing January 1, 2000 and ending December 31, 2004 ($83,333 per month in 2000, $130,000 per month in 2001, $180,000 per month in 2002 and 2003, and $130,000 per month in 2004).

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

The Partnership had a working capital deficiency of $3,116,000 as of March 31, 1999 and $1,973,000 as of December 31, 1998. The increase in the deficiency is primarily the result of the deferral of $1.1 million of rent in March 1999, pursuant to the Sixth Amendment. The working capital deficiency primarily results from the consummation of the 1989 Restructuring Agreement. As part of the 1989 restructuring, the Partnership's cash flow was reduced to an amount no greater than what the Partnership needs to pay Partnership expenses, including debt service. Such concept was continued through 2004 in the September 1998 amendment to the 1997 restructuring. Thus, so long as the Claridge is financially viable and New Claridge continues to make all payments under the operating leases, the Partnership expects to be able to pay its current liabilities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information provided in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.





                                     PART II

Item 6.  Exhibits and reports on Form 8-K

         (a)  Not applicable.
         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Atlantic City Boardwalk Associates, L.P.
                                                    Registrant





Date    May 14, 1999                             /s/  Anthony C. Atchley
                                        by   Anthony C. Atchley, General Partner


Date    May 14, 1999                            /s/  Gerald C. Heetland
                                        by   Gerald C. Heetland, General Partner


Date    May 14, 1999                           /s/  Anthony C. Atchley
                                        by   AC Boardwalk Partners Corporation,
                                             General Partner
                                        by   Anthony C. Atchley, President