Form 10-Q
period 1999-06-30
ATLANTIC CITY BOARDWALK ASSOCIATES LP
filed 1999-08-23
CIK 730408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999

[ ]  Transition   Report  Pursuant  to  Section  13  or 15(d) of the  Securities
     Exchange Act of 1934

     For the transition period from ______________  to ______________

                         Commission file number 33-27399




                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





           New Jersey                                     22-2469174
(State or other jurisdiction of incorporation         (I.R.S. Employer
 or organization)                                     Identification No.)


   Indiana Avenue & the Boardwalk, Atlantic City, New Jersey        08401
       (Address of principal executive offices)                  (Zip Code)

                                 (609) 340-3400
              (Registrant's telephone number, including area code)




          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No ____

                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                                      INDEX


PART I                      FINANCIAL INFORMATION                     Page No.

         Item 1.       Financial Statements

                       Introductory Note to Financial Statements           2

                       Balance Sheets as of December 31, 1998 and
                       June 30, 1999                                       3

                       Statements of  Operations  For the Six
                       Months Ended June 30, 1998 and 1999                 4

                       Statements of Partners' Capital Accounts
                       (Deficit) For the Year Ended December 31,
                       1998 and the Six Months Ended June 30, 1999         5

                       Statements of Cash Flows For the Six Months
                       Ended June 30, 1998 and 1999                        6

                       Notes to Financial Statements                     7 - 9

         Item 2.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations             10 - 12

         Item 3.       Quantitative and Qualitative Disclosures About
                       Market Risk                                        12

PART II                                  OTHER INFORMATION

         Items 1-5     No information is  provided as the answers to
                       Items 1 through 5 are inapplicable.

         Item 6.       Exhibits and reports on Form 8-K                   12

                                     PART I



Item 1.   Financial Statements

Introductory Note to Financial Statements

The accompanying financial statements have been prepared by Atlantic City Boardwalk Associates, L.P. ("Partnership") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of June 30, 1999, and the results of operations and cash flows for the six months ended June 30, 1998 and 1999.

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



                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.
                                 Balance Sheets
                       December 31, 1998 and June 30, 1999
                                                                                                                     (Unaudited)
                  Assets                                                                         1998                   1999
                                                                                                 ----                   ----

Current assets:
     Cash and cash equivalents                                                        $        1,527,000             610,000
     Rent due from New Claridge                                                                  786,000             500,000
     Interest receivable from partners                                                            35,000              34,000
     Prepaid expenses                                                                            210,000              68,000
      Other assets                                                                               159,000              64,000
                                                                                               ---------           ---------
              Total current assets                                                             2,717,000           1,276,000
                                                                                               ---------           ---------

Hotel Assets                                                                                 184,318,000         184,513,000
Less:  Accumulated depreciation and amortization                                            (110,952,000)       (113,562,000)
                                                                                            -------------       -------------
              Net Hotel Assets                                                                73,366,000          70,951,000
                                                                                            -------------       -------------
Note receivable from New Claridge, including accrued interest  of
     $4,122,000 and $4,338,000 in 1998 and 1999, respectively                                  7,722,000           7,938,000
Deferred rent from New Claridge                                                               20,905,000          22,476,000
Intangibles, net of accumulated amortization of
     $3,802,000 and $3,803,000 in 1998 and 1999, respectively                                      3,000               2,000
                                                                                            ------------        ------------

                                                                                      $      104,713,000         102,643,000
                                                                                             ===========        ============
                  Liabilities and Partners' Capital Accounts

Current liabilities:
     Accounts payable                                                                 $        1,764,000           1,388,000
     Accrued interest due to New Claridge                                                        861,000             764,000
     Current portion of long-term debt due principally to
         New Claridge                                                                          2,065,000           2,536,000
                                                                                               ---------           ---------
              Total current liabilities                                                        4,690,000           4,688,000

Long-term debt due principally to New Claridge, including                                     79,622,000          79,599,000
     accrued interest of $20,000,000 in 1998 and 1999                                         ----------          ----------

              Total liabilities                                                               84,312,000          84,287,000
                                                                                              ----------          ----------
Partners' capital accounts:
     New general partners                                                                        116,000              95,000
     Former general partners                                                                     180,000             168,000
     Special limited partners                                                                    155,000             143,000
     Investor limited partners                                                                19,950,000          17,950,000
                                                                                              ----------          ----------
         Total partners' capital accounts                                                     20,401,000          18,356,000

Commitments and contingencies                                                                 ----------          ----------

                                                                                      $      104,713,000         102,643,000
                                                                                             ===========         ===========


                See accompanying notes to financial statements.


                                              ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                                                      Statements of Operations
                                                             (Unaudited)


                                                                  Three Months Ended                     Six Months Ended
                                                                       June 30,                              June 30,
                                                               1998              1999                  1998              1999
                                                               ----              ----                  ----              ----

Revenues:
     Rent from New Claridge for
         the lease of Hotel Assets                     $       6,405,000        5,822,000           13,668,000        11,958,000
     Interest from New Claridge                                  108,000          108,000              216,000           216,000
     Interest from Special Limited Partners                        9,000           -                    18,000             -
     Investment                                                   12,000            8,000               22,000            18,000
     Other                                                         1,000             -                   1,000               -
                                                               ---------        ---------           ----------        ----------

                                                               6,535,000        5,938,000           13,925,000        12,192,000
                                                               ---------        ---------           ----------        ----------

Expenses:
     Cost of maintaining and repairing
         Hotel Assets, paid to New Claridge                    2,958,000        2,760,000            5,843,000         5,576,000
     Interest, principally on mortgages to
         New Claridge                                          3,079,000        2,875,000            6,295,000         5,733,000
     General and administrative                                  178,000          168,000              294,000           260,000
     General Partners' management fee                             32,000           32,000               65,000            65,000
     Depreciation and amortization                             1,353,000        1,299,000            2,715,000         2,611,000
                                                               ---------        ---------            ---------         ---------

                                                               7,600,000        7,134,000           15,212,000        14,245,000
                                                               ---------        ---------           ----------        ----------

Net loss                                               $      (1,065,000)      (1,196,000)          (1,287,000)       (2,053,000)
                                                              ===========      ===========          ===========       ===========



Net loss per limited partnership unit
(450 units outstanding
      at the end of each period)                       $          (2,329)          (2,616)              (2,813)           (4,489)
                                                               ===========          ======               ======            ======





                See accompanying notes to financial statements.

0
                                             ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                                         Statements of Partners' Capital Accounts (Deficit)

                                                For the Year Ended December 31, 1998
                                               and the Six Months Ended June 30, 1999


                                                           Class A       Class B        Class A           Class B           Total
                                New         Former         Special       Special       Investor          Investor         Partners'
                              General       General        Limited       Limited        Limited           Limited          Capital
                             Partners      Partners       Partners      Partners        Partners          Partners        Accounts

Partners' Capital
Accounts (Deficit),
December 31, 1997           $ 134,000       191,000        (10,000)     (148,000)       5,295,000        16,363,000      21,825,000

Capital contributions            -             -            26,000       304,000          -                -                330,000

Net loss                      (18,000)      (11,000)        (1,000)      (16,000)        (419,000)       (1,289,000)     (1,754,000)
                              --------      --------        -------      --------       ----------       -----------     -----------
Partners' Capital
Accounts (Deficit),
December 31, 1998             116,000       180,000         15,000       140,000        4,876,000        15,074,000      20,401,000

Capital contributions            -             -              -            8,000          -                -                  8,000

Net loss                      (21,000)      (12,000)        (1,000)      (19,000)        (491,000)       (1,509,000)     (2,053,000)
                              --------      --------        -------      --------        ---------       -----------     -----------
Partners' Capital
Accounts (Deficit),
June 30, 1999
(unaudited)                $   95,000       168,000         14,000       129,000        4,385,000        13,565,000      18,356,000
                            =========       =======         ======       =======        =========        ==========      ===========


                See accompanying notes to financial statements.


                                          ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                                                  Statements of Cash Flows
                                                         (Unaudited)

                                       For the Six Months Ended June 30, 1998 and 1999


                                                                                               1998                1999
                                                                                               ----                ----

Cash flows from operating activities:
     Net loss                                                                             $   (1,287,000)         (2,053,000)
         Adjustments to reconcile net loss to
         net cash provided by (used in) operating activities:
              Depreciation and amortization                                                    2,715,000           2,611,000
              Accretion of discount on mortgage note                                             972,000           1,117,000
              Decrease (increase) in deferred rent from New Claridge                           6,936,000          (1,571,000)
              Deferred interest on receivable from New Claridge                                 (216,000)           (216,000)
              Change in current assets and liabilities:
                  Decrease in rent due from New Claridge,
                      interest receivable from partners,
                      prepaid expenses and other assets                                          249,000             524,000
                  Decrease in accounts payable and
                      accrued interest due New Claridge                                         (228,000)           (473,000)
                                                                                              ----------            --------

                      Net cash provided by (used in) operating activities                      9,141,000             (61,000)
                                                                                              ----------            ---------
Cash flows from investing activities:
     Purchase of Hotel Assets                                                                   (364,000)           (174,000)
                                                                                              ----------            ---------
Cash flows from financing activities:
     Capital contributions                                                                       -                     8,000
     Proceeds of borrowings from New Claridge                                                    654,000             175,000
     Principal payments of debt, principally to New Claridge                                  (9,153,000)           (865,000)
                                                                                              -----------           ---------
                      Net cash used in financing activities                                   (8,499,000)           (682,000)
                                                                                              -----------           ---------
Net increase (decrease) in cash and cash equivalents                                             278,000            (917,000)
Cash and cash equivalents, beginning of period                                                   552,000           1,527,000
                                                                                              -----------          ----------
Cash and cash equivalents, end of period                                              $          830,000             610,000
                                                                                              ===========          ==========
Supplemental cash flow information:
     Interest paid                                                                    $        6,043,000           5,345,000
                                                                                              ===========          ==========
Supplemental noncash investing and financing activities:
     Capital lease obligation incurred to acquire Hotel Assets                         $          67,000              21,000
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

          As discussed in the Claridge's Annual Report on Form 10-K for the year ended December 31, 1998, the Corporation has experienced recurring losses and deterioration in its cash flow since 1996. Since the
          Corporation does not have substantial cash reserves or access to a line of credit, the Corporation needed to experience significant improvements in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Although operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives, operating results in 1998 fell below 1997 levels due to increased citywide competition for casino customers. In 1998, the Corporation experienced a net loss of $9.4 million, compared to a net loss of $6.0 million in 1997. In the Fall of 1998, New Claridge redirected its bus program to reduce the number of customers who arrive by bus, and, as a result, reduce the related costs. Total coin issued to bus passengers in 1998 was $13.5 million, compared to $15.0 million of coin issued to bus passengers in 1997. Marketing efforts are being directed toward the mid-level slot customer through the use of promotions, direct mail and advertising. Additionally, management continues to conserve cash through various cost containment measures. Management is also considering various refinancing alternatives, including a sale of the Corporation, or a restructuring of its financial obligations.

          In view of the operating results of New Claridge in 1998, and in order to meet its obligations, management of the Corporation took several steps to enhance its cash position, through both operational changes, including the previously mentioned redirection of the bus program, and certain transactions with PDS Financial Corporation ("PDS") and the Casino Reinvestment Development Authority ("CRDA"), as further discussed below.

          In December 1997, New Claridge obtained a commitment from PDS for a sale lease-back facility ("Facility"). Under the terms of the Facility, New Claridge could sell certain of its slot machines to PDS under a sale lease-back arrangement, for a specified amount per slot machine. In February 1998, New Claridge sold 370 slot machines to PDS for approximately $1 million under this Facility. The machines were then leased back to New Claridge under an operating lease arrangement for two years. After two years, New Claridge has an option to either purchase the machines, renew the lease arrangement for twelve months, or return the equipment to PDS. In December 1998, New Claridge completed the sale of an additional 379 slot machines to PDS for approximately $776,000, under terms similar to those described above. No additional financing is available under this Facility.

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

          As a result of these transactions, on March 2, 1999, New Claridge was able to pay the interest due on the $85 million of First Mortgage Notes due 2002 ("Notes") on February 1, 1999, under the 30-day grace period allowed in accordance with the terms of the indenture governing the Notes. Operating results for the first half of 1999, however, have continued to lag behind prior year levels, which has affected the Corporation's ability to continue to meet its obligation to pay interest on the Notes. As a result, the Corporation did not pay the interest due August 2, 1999 on the Notes and on August 16, 1999 filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.

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

          The Partnership and New Claridge have reapplied for a four-year casino service industry license and four-year casino license, respectively. However, in light of the filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code on August 16, 1999, New Claridge anticipates that its casino license will be renewed for an additional period, the term of which will be determined by the Commission. Additionally, New Claridge recognizes that its casino license will likely contain financial reporting conditions and requirements consistent with the manner in which the Commission has relicensed other casino licensees who have filed voluntary petition under Chapter 11 in the past. Any possible effect of New Claridge's future licensing on the Partnership's license renewal is not known.

(3)       Contingencies

          The 1989 Restructuring Agreement provided for Webb to retain an interest equal to $20 million plus interest from December 1, 1988 accruing at the rate of 15% per annum compounded quarterly ("Contingent Payment") in any proceeds ultimately recovered from the operations and/or the sale or refinancing of the Claridge facility in excess of the First Mortgage loan and other liabilities. To give effect to this Contingent Payment, the Corporation and the Partnership agreed not to make any distributions to the holders of their equity securities, whether derived from operations or from sale or refinancing proceeds, until Webb had received the Contingent Payment. It is estimated that at June 30, 1999, the aggregate amount owing in respect of the Contingent Payment was approximately $95 million.

          In connection with the 1989 restructuring, Del Webb Corporation ("Webb") agreed to permit those partners/investors in the Partnership and Corporation ("Releasing Partners/Investors") from whom Webb had received written releases from all liabilities, rights ("Contingent Payment Rights") to receive certain amounts to the extent available for application to the Contingent Payment. Approximately 84% in interest of the partners/investors provided releases and became Releasing Partners/Investors. Payments to Releasing Partners/Investors are to be made in accordance with a schedule of priorities, as defined in the Restructuring Agreement.

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

(4)       Subsequent Events

          The Corporation has experienced recurring losses and deterioration in its cash flow since 1996, which has affected the Corporation's ability to continue to meet its obligation to pay interest on the Notes. As a result, the Corporation did not pay the interest due August 2, 1999 on the Notes, and, on August 16, 1999, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. (See "Liquidity and Capital Resources).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 1999
as Compared to the Six Months Ended June 30, 1998

Rental income for the six months ended June 30, 1999 decreased $1,710,000 as compared to the six months ended June 30, 1998. This decrease is primarily due to the expiration of both the Operating Lease and Expansion Operating Lease on September 30, 1998. Each lease provides for three ten-year renewal options at the election of New Claridge. New Claridge agreed to exercise the first of the ten-year renewal options, extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008. Monthly basic rent for the first six months of 1999 was $2 million for the Operating Lease and approximately $208,000 for the Expansion Operating Lease. During the first six months of 1998, basic rent was approximately $2.4 million per month for the Operating Lease and approximately $409,000 per month for the Expansion Operating Lease. In offset to these rent decreases, rents abated for the first six months of 1999 were approximately $3.7 million, compared to approximately $6.0 million for the same period in 1998, due to the effects of the Sixth Amendment to the Operating Lease and Fifth Amendment to the Expansion Operating Lease.

For the six months ended June 30, 1999, interest expense decreased $562,000 as compared to the same period ended June 30, 1998 due to principal payments made during 1998 that reduced the average outstanding balance of the wraparound and expansion mortgages.

General and administrative expenses decreased $34,000 for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease is primarily due to a decrease in insurance expense. Effective September 1998, the Partnership renewed its Directors and Officers Liability insurance policy at a reduced annual premium of approximately $253,000 compared to the prior year's premium of approximately $344,000.

Liquidity and Capital Resources

The ability of the Partnership to continue to fulfill its obligations is dependent upon the ability of New Claridge to continue to make rental payments when due. The Corporation has experienced recurring losses and deterioration in its cash flow since 1996, which has affected the Corporation's ability to continue to meet its obligation to pay interest on the $85 million of First Mortgage Notes due 2002 ("Notes"). As a result, the Corporation did not pay the interest due August 2, 1999 on the Notes, and, on August 16, 1999, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.

The  following  discussion  concerning  the  Corporation's   liquidity  and  its
bankruptcy filing is taken from the Corporation's Quarterly Report on Form 10-Q:

Management of the Corporation has reported that it believes that such filing will permit the Corporation to conserve its cash pending a restructuring of its financial obligations in the Chapter 11 proceeding. As of July 31, 1999 the Corporation had approximately $13.5 million of cash and cash equivalents, including approximately $9.3 million of "bankroll" used in casino operations. Management anticipates an as of yet indeterminate one-time increase in general and administrative expenses, primarily for professional fees, in connection with preparing for such filing, as well as an increase in ongoing general and administrative expenses, again primarily for professional fees, during the pendency of the bankruptcy proceeding.

While management of the Corporation and its subsidiaries has reported that they believe they have sustainable operations, the cash generated by those operations clearly is not sufficient to (i) permit the Corporation to meet the debt service on the currently outstanding Notes; (ii) to make significant capital improvements that management believes are necessary to improve the Claridge's competitive position in the Atlantic City casino market; and (iii) regularly make capital improvements in the future to maintain that competitive position. Accordingly, management of the Corporation intends to seek, in the Chapter 11 proceeding, to reduce the Corporation's debt obligations to a level that it believes is consistent with the sustainable level of cash to be generated by the Claridge. At the same time, management will seek to simplify the ownership structure of the Claridge as between the Corporation, New Claridge and the Partnership. Any such restructuring of the financial obligations of the Claridge and of its ownership structure will be subject to the outcome of the Chapter 11 proceeding and, in particular, the approval of the holders of the requisite percentage of the outstanding Notes, as to which there can be no assurance.

The Corporation has previously announced that it has entered into a letter of intent with Schottenstein Realty Corporation ("Schottenstein") regarding an investment in the Claridge in connection with any such restructuring. The letter of intent contemplates a $10 million investment by Schottenstein in the Claridge in exchange for a substantial equity interest in a new entity that would own the assets used by the Claridge, including the assets currently owned by the Partnership, other than the casino assets. The letter of intent contemplates that this new entity would exchange new notes and equity in the entity for the currently outstanding Notes. The new notes would have a substantially smaller principal amount than the existing Notes, together with a lower interest rate and a later maturity date. The letter of intent also calls for providing a limited amount of equity in the entity to the Partnership and to setting aside a portion of the equity in the new entity as incentive compensation for the management of the Claridge. The above described terms of the letter of intent are not binding on the Corporation or Schottenstein until reflected in a definitive agreement, and, in any case, are subject to negotiation and approval by holders of the Notes and the Partnership and to approval by the Bankruptcy Court. There can be no assurance that such a definitive agreement will be reached or that any definitive agreement that is reached will not have terms that are substantially different from those described above.

Based  upon  the  foregoing   information  reported  by  the  Corporation,   the
Partnership anticipates the following:

In the very short term, federal bankruptcy law requires New Claridge to pay post-petition rent to the Partnership until such time as New Claridge either assumes or rejects the lease with the Partnership. Accordingly, during the bankruptcy cases of New Claridge and the Corporation, the Partnership expects to be able to continue to pay the Partnership's debt service and operating expenses with lease payments from New Claridge. The Partnership anticipates that New Claridge will either assume the lease with agreed upon modifications or reject the lease and negotiate a substitute lease agreement. Neither the Corporation nor New Claridge has advised the Partnership of any definitive plans regarding the treatment in their bankruptcy cases of the lease or other claims amongst the Corporation, New Claridge and/or the Partnership.

In view of the August 16, 1999 filing by the Corporation of a voluntary petition under Chapter 11 of the United States Bankruptcy Code, and in light of the fact that the Notes are secured by a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, it is possible that the Partnership will also file a voluntary petition under Chapter 11. However, it is impossible to speculate, at this time, if and when this will actually happen, and, if it does occur, what effects such a filing by the Partnership will have on the Operating Lease and Expansion Operating Lease Agreement and the Expandable Wraparound Mortgage Agreement, or the Partnership's performance of its obligations under these agreements.

The Partnership had a working capital deficiency of $3,412,000 as of June 30, 1999 and $1,973,000 as of December 31, 1998. The increase in the deficiency is primarily the result of the deferral of $1.1 million of rent in March 1999, pursuant to the Sixth Amendment to the Operating Lease and Fifth Amendment to the Expansion Operating Lease. The working capital deficiency primarily results from the consummation of the 1989 Restructuring Agreement. As part of the 1989 restructuring, the Partnership's cash flow was reduced to an amount no greater than what the Partnership needs to pay Partnership expenses, including debt service. Such concept was continued through 2004 in the September 1998 amendment to the 1997 restructuring.

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

                                     PART II

Item 6.         Exhibits and reports on Form 8-K

                (a)  Not applicable.
                (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Atlantic City Boardwalk Associates, L.P.
                                             Registrant





Date    August 23, 1999      /s/  Anthony C. Atchley
                             ___________________________________________________
                          by Anthony C. Atchley, General Partner


Date    August 23, 1999      /s/  Gerald C. Heetland
                             ___________________________________________________
                          by Gerald C. Heetland, General Partner


Date   __August 23, 1999     /s/  Anthony C. Atchley
                             ___________________________________________________
                          by AC Boardwalk Partners Corporation, General Partner by Anthony C. Atchley, President